Form 10-K
period 2009-12-31
QE BRUSHES INC
filed 2010-04-12
CIK 1438650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSTION PERIOD FROM ________TO ________

Commission File Number   333-157970

QE BRUSHES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12901 South Buttercup Lane
Spokane, Washington 99224
(509) 991-5761
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010: $0.

At April 8, 2010, 11,140,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.                      BUSINESS

This annual report on Form 10-K, includes forward-looking statements. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to QE Brushes, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock.  As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under Section 21E are unavailable to us.

Business Development

We were incorporated on July 19, 2007, in the State of Nevada for the purpose of developing, manufacturing, and selling toothbrushes specifically for cats and dogs.

We are engaged in the business of developing, manufacturing, and selling toothbrushes specifically for use by pet owners to clean canine and feline mouths, and which can do so substantially faster and easier than competing products available on the market today (our “Product”). Such a product will allow pet owners to effectively reduce their pet’s chances of developing periodontal disease. We have finalized our 3-dimensional computerized designs and have finalized two different sizes of prototype toothbrush molds, one large mold and one small mold. Our small toothbrush is designed for felines as well as small dogs. The large toothbrush will work on medium and large sized dogs.

MERI China, LLC, gave the company a manufacturing bid to produce 15,000 toothbrushes for $24,000 US dollars that was accepted by QE Brushes. Terms of the contract require a 50% down payment which was paid and the balance of $12,000 owing upon receipt of the toothbrushes. The bid included clam shell packaging and shipping costs along with a four color art work for the packaging. The company’s toothbrush order with Meri LLC has been completed. The toothbrushes were finished being manufactured in early March 2010. The toothbrush order was shipped via cargo boat in early March 2010. The company expects to receive its toothbrushes in mid April, 2010.

As of December 31, 2009, we had $48,253 in current assets and current liabilities in the amount of $142. Accordingly, our working capital position as of December 31, 2009 was $48,111. Since our inception through December 31, 2009, we have incurred a net loss of $87,346. We have consistently maintained a negative cash flow from operations since our inception. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

We are not a blank check company and have no intention of engaging in a reverse merger with any entity in a related or unrelated industry.

Competitive Business Conditions

Because we are a new company with new products and we have not conducted any advertising, there is little or no recognition of our QE Brushes brand name. As a result, consumers may purchase products other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which could reduce the value of your investment.

Regulation

The company is unaware of and does not anticipate having to expand significant resources to comply with any governmental regulations of the pet toothbrush industry. We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or online commerce. However, it is possible that a number of laws and regulations may be adopted with respect to our manufacturing process and sales and distribution channels. The adoption of additional laws could increase the difficulty of conducting our business and reduce the demand for our products.

Employees

At this stage of development, we have no employees other than our President, Gregory Ruff. We have utilized consultants thus far in all of our research and development activity.

Research And Development Expenditures

We incurred research and development expenditures equal to 130,000 shares of common stock valued at $0.0189 per share issued to our veterinary consultant, Robert Slack, for his services. Our basic mold of the toothbrush has been finalized.

Reports to Security Holders

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). These reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains various reports and filings regarding issuers that file electronically.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

None.

ITEM 3.                      LEGAL PROCEEDINGS

The company is not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders through the solicitation of proxies, or otherwise, during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Currently, there is no market for the company’s common stock, and the stock is not quoted on any exchange.

Common Stock Holders

As of March 31, 2010, there were approximately 46 shareholders of record of the Company’s common stock.

Unregistered Sales of Equity Securities

During 2008, the company sold 445,000 shares of common stock at $0.20 per share for a total capital raise of $89,000. These securities were sold under a Regulation D, 506 private placement.

Dividends

The Company has never paid any cash dividends and does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.                      SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. We assume no future obligation to update our forward-looking statements or to provide updates or guidance.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our financial statements, the Company has had no revenues and incurred an accumulated deficit of $87,346 through December 31, 2009.  Also, the Company has a cash balance of $48,253 as of December 31, 2009. The Company may need to raise additional capital through the sale of additional equity securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2010, the Company plans to continue its objective of manufacturing and selling toothbrushes specifically for use by pet owners to clean canine and feline mouths.

Results of Operations

For the year ended December 31, 2009, the company incurred a loss of $37,458, compared to a loss of $16,409 for the year ended December 31, 2008. The primary reasons for the increased loss were due to an increase of $14,051 in product development costs and an increase of $9,044 in accounting fees.

Financial Condition

The primary reason for the decrease in cash from $86,079 as of December 31, 2008 to $48,253 as of December 31, 2009 was the net loss for 2009 of $37,458.

Liquidity and Capital Resources

The Company has limited capital resources and may have to rely upon the additional sale of equity securities in order to continue to develop and commence the marketing of canine and feline toothbrushes. There can be no assurance that financing, whether debt or equity, will be available to the Company at any particular time, or could be obtained on terms satisfactory to us.

Changes in Accounting Policies

We did not change our accounting policies during 2008 or 2009.

Off-Balance Sheet Arrangements

During the year ended December 31, 2009, the Company did not have any off-balance sheet arrangements.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2009 and December 31, 2008	F-2

Statements of Expenses for the years ended December 31, 2009, December 31, 2008 and for the period from inception (July 19, 2007) through December 31, 2009	F-3

Statement of changes in Stockholders’ Deficit for the years ended December 31, 2009, December 31, 2008 and from inception (July 19, 2007) through December 31, 2007	F-4

Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008 and for the period from inception (July 19, 2007) through December 31, 2009	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
QE Brushes, Inc.
(a development stage company)
Spokane, Washington

We have audited the accompanying balance sheets of QE Brushes, Inc. (a development stage company), as of December 31, 2009 and 2008 and the related statements of expenses, changes in stockholders’ equity and cash flows for the years then ended and the period from July 19, 2007 (Inception) through December 31, 2009. These financial statements are the responsibility of QE Brushes’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QE Brushes as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from July 19, 2007 (Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that QE Brushes will continue as a going concern. As discussed in Note 3 to the financial statements, QE Brushes has suffered a loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
April 8, 2010

QE BRUSHES, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:

Cash	$48,253	$86,079

Total Assets	$48,253	$86,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$142	$510

Total Current Liabilities	142	510

Stockholders' Equity

Preferred stock, $.001 par, 10,000,000 shares authorized, no
shares issued or outstanding	-	-
Common stock, $.001 par, 90,000,000 shares authorized,
11,140,000 and 13,390,000 shares issued and outstanding	11,142	13,392
Additional paid-in capital	124,315	122,065
Deficit accumulated during the development stage	(87,346)	(49,888)

Total Stockholders’ Equity	48,111	85,569

Total Liabilities and Stockholders' Equity	$48,253	$86,079

The accompanying notes are an integral part of these financial statements

QE BRUSHES, INC.
(A Development Stage Company)
Statements of Expenses

			From Inception
			(July 19, 2007)
	Twelve Months Ended		Through
	December 31,		December 31,
	2009	2008	2009
OPERATING EXPENSES:
Legal fees	$1,675	4,085	$34,115
Accounting fees	15,333	6,289	24,122
Office expense	1,865	2,041	4,073
License and fees	990	450	1,440
Product development costs	17,595	3,544	23,596
Total operating expenses	37,458	16,409	87,346

Net Loss	$(37,458)	(16,409)	$(87,346)

Weighted average number of shares outstanding	11,140,000	12,822,232
Basic and diluted net loss per share	$(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements

QE BRUSHES, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

				Deficit
				Accumulated
	Common Stock Subscribed		Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total
BALANCE, July 19, 2007
(Date of inception)	-	$-	$-	$-	$-

Issuance of common stock for :
Cash at $.001	7,550,000	7,550	(3,775)	-	3,775
Services at $.001	450,000	450	(225)	-	225

Issuance of common stock for :
Cash at $.0189	4,240,000	4,240	35,760	-	40,000
Services at $.001	260,000	260	2,197	-	2,457

Net loss	-	-	-	(33,479)	(33,479)

BALANCE, December 31, 2007	12,500,000	12,500	$33,957	$(33,479)	12,978

Issuance of common stock for :
Cash at $.10	890,000	892	88,108	-	89,000

Net loss	-	-	-	(16,409)	(16,409)

BALANCE, December 31, 2008	13,390,000	13,392	$122,065	$(49,888)	85,569

Return to Treasury	(2,250,000)	(2,250)	2,250		-

Net loss	-	-	-	(37,458)	(37,458)

BALANCE, December 31, 2009	11,140,000	$11,142	$124,315	$(87,346)	$48,111

The accompanying notes are an integral part of these financial statements

QE BRUSHES, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			(July 19, 2007)
	Twelve Months Ended		Through
	December 31,		December 31,
	2009	2008	2009
Cash Flows From Operating Activities
Net Loss	$(37,458)	$(16,409)	$(87,346)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services			2,682
Changes in assets and liabilities:
Prepaid expenses	(368)	(740)	142
Total Cash (Used) by Operating Activities	(37,826)	(17,149)	(84,522)

Cash Flows From Financing Activities
Sale of common stock to founder	-	-	3,775
Proceeds from sale of common stock	-	89,000	129,000
Total Cash Provided by Financing Activities	-	89,000	132,775

Net Increase in Cash	(37,826)	71,851	48,253

Cash at Beginning of Period	86,079	14,228	-

Cash at End of Period	$48,253	$86,079	$48,253

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

QE BRUSHES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

QE Brushes, Inc. (QE Brushes) was incorporated on July 19, 2007, in the State of Nevada. QE Brushes is a Development Stage Company as defined by Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises.  QE Brushes is currently seeking funding in order to begin operations to design, patent, outsource manufacturing and market a unique dog and cat tooth brush.

The accompanying audited financial statements of QE Brushes, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in QE Brushes’ Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

Summary of Significant Accounting Policies:

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates used herein include those relating to management’s estimate of market value of contracts and real estate held in inventory.  It is reasonably possible that actual results could differ from those and other estimates used in preparing these financial statements and such differences could be material.

Cash and cash equivalents – Cash and cash equivalents consist of demand deposits, including interest-bearing accounts, held in a local bank. The Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.

Income tax – Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share – Basic earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during the period presented.

QE BRUSHES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments - QE Brushes financial instruments will consist mainly of cash and cash equivalents, accrued expenses and notes payable.  The carrying amounts of the Company’s cash and cash equivalents, accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments.

Accounting Pronouncements - QE Brushes does not believe the adoption of recently issued accounting pronouncements will have an impact on The Company’s financial position, results of operations, or cash flows.

Stock Based Compensation Policy - On July 19, 2007, we adopted SFAS No. 123(R), “Share-Based Payment”.  SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

NOTE 2 – COMMON STOCK

QE Brushes issued 8,000,000 shares at inception for $3,775 cash and services valued at $225. In July 2007, QE Brushes issued 260,000 shares for services valued at $2,457. In August 2007, QE Brushes issued 4,240,000 common shares for $40,000 cash. During  2008, QE Brushes issued 890,000 common shares for $89,000 in cash.

NOTE 3- GOING CONCERN

During 2009, QE Brush incurred a net loss, and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if QE Brushes is unable to continue as a going concern.

QE Brushes has completed its final prototype design. Meri LLC, located in China, will manufacture 15,000 toothbrushes, package and ship them to our offices located in Spokane WA for $24,000 US dollars. This amount includes making an injection mold for three sizes of toothbrushes (large, medium and small). The 15,000 toothbrushes will be made into 5000 toothbrushes for each of these three sizes. QE Brushes entered into a contract with these terms requiring a down payment of 50% with the balance owing upon receipt of the toothbrushes. The 50% initial down payment has been paid.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships.

QE BRUSHES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS

QE Brushes offices in the home of QE’s president on a rent free month to month basis.

NOTE 5 – INCOME TAXES

QE Brush has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2009, QE Brush had net operating losses of $85,000, which will begin to expire in 2028.

Significant components of QE Brush’s deferred income tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred income tax asset	$12,700	$7,081
Valuation allowance	(12,700)	(7,081)
Net deferred tax assets	$-	$-

NOTE 6 - SUBSEQUENT EVENTS

On March 18, 2010, the Company adopted a two-for-one forward stock dividend, which increased the outstanding common stock from 6,695,000 as of December 31, 2009, to 13,390,000 shares. Immediately after, or in conjunction with, the forward stock dividend, four directors and a consultant returned a total of 2,250,000 shares to the Company for cancellation. The return of these shares resulted in a new balance of 11,140,000 common shares outstanding.  To avoid confusion, the canceled shares are shown as a 2009 transaction since it was in conjunction with the forward stock dividend which requires restatement of all share amounts presented in this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2009, included in this report have been audited by MaloneBailey LLC, as set forth in this annual report.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our Principal Executive Officer and Principal Financial Officer does not possess accounting expertise and our company does not have an independent audit committee.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by COSO.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was ineffective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and director are set forth below:

Name	Age	Position
Gregory Ruff	52	President, CEO, CFO, Treasurer, and Director
Craig Littler	53	Secretary and Director
Murray Sternfeld	65	Director
Paul Charbonneau	54	Director
James Adams	56	Director

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.  We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

      Gregory Ruff is our President, CEO, CFO, Treasurer, and a Director.  He has served in these positions since our inception, and manages our daily operations, as well as heading up our development efforts. Mr. Ruff is the President, CEO, CFO, Secretary, Treasurer, and a Director of Koko Ltd. Koko Ltd. filed a Form S-1 registration statement with the SEC, file no. 333-157878, on March 12, 2009 registering 920,000 shares of common stock for resale by certain selling shareholders named therein. Despite Mr. Ruff’s service to Koko Ltd., however, he does not believe it represents any conflict of interest with his duties as officer and director of our company. Mr. Ruff spends 20 hours per week with respect to his duties at Koko Ltd. Since January 2009, Mr. Ruff has been employed with Spartan Securities in Spokane, WA where he was a licensed FINRA member, account executive and a trader. Mr. Ruff resigned from Spartan Securities on August 19, 2009. Since December 2006, Mr. Ruff has been engaged in making personal investments for his own benefit. Mr. Ruff worked as a trader and account executive at Public Securities in Spokane Washington from 1996 through December 2006 where his duties included funding and assisting companies going public. He graduated from Pepperdine University with a J.D. degree in law in 1984. Mr. Ruff graduated from Gonzaga University with a BBA degree in accounting in 1981.

Craig Littler is a member of our Board of Directors. Mr. Littler is the Secretary of Koko Ltd. Koko Ltd. filed a Form S-1 registration statement with the SEC, file no. 333-157878, on March 12, 2009 registering 920,000 shares of common stock for resale by certain selling shareholders named therein. Despite Mr. Littler’s service to Koko Ltd., however, he does not believe it represents any conflict of interest with his duties as Secretary of our company. Mr. Littler only spends 4 hours per week with respect to his duties as a Secretary of our company. Since May 14, 2008, Mr. Littler has been the president and officer of C & C Tours, a Nevada corporation. From 1995 to 2002, Mr. Littler owned and operated Executive Recruiting Company. Mr. Littler graduated from the American Academy of Dramatic Arts with a theatre/ drama degree in 1963.  Mr. Littler has worked as an actor from 1961 to present.

Murray Sternfeld is a member of our Board of Directors. He has worked as an insurance agent for John Hancock Mutual Life Insurance Company since 1969.

Paul Charbonneau is a member of our Board of Directors. For the past three years, Mr. Charbonneau has also served as the Assistant Fundraising Coordinator for the Washington Basset Rescue.  For the past five years, Mr. Charbonneau has been employed with the city of Spokane Water Department.

James Adams is a member of our Board of Directors.  While Mr. Adams is recently retired from owning and operating a construction company in Los Angeles for the past twenty-seven years, he still owns and manages a number of premium real estate investments in Los Angeles and Las Vegas. Mr. Adams is a past president of Stallion Mountain HOA Board of directors.  He graduated from the University of California, Los Angeles with a BA degree in Political Science in 1975.  Mr. Adams graduated from Santa Monica College with an AA degree in 1973.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.2 to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.                    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three years through December 31, 2009, to our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-	Nonqual-
						Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gregory Ruff	2009	0	0	0	0	0	0	0	0
President & Treasurer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Craig Littler	2009	0	0	0	0	0	0	0	0
Vice President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

We have not paid any salaries in 2010, and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending December 31, 2009.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gregory Ruff	0	0	0	0	0	0	0
Craig Littler	0	0	0	0	0	0	0
Murray Sternfeld	0	0	0	0	0	0	0
Paul Charbonneau	0	0	0	0	0	0	0
James Adams	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 11,140,000 shares of common stock issued and outstanding on December 31, 2009.

Name and address	Amount of	Percent
of beneficial owner	beneficial ownership	of class*
Gregory Ruff	8,125,000	72.94%
12901 South Buttercup Lane
Spokane, WA 99224

Craig Littler	530,000	4.76%
1025 Ocean Ave. #203
Santa Monica, CA 90403

Murray Sternfeld	530,000	4.76%
1613 – 54th Street
Brooklyn, NY 11204

Paul Charbouneau	530,000	4.76%
1018 West Montgomery
Spokane, WA 99205

James Adams	530,000	4.76%
3740 Kemper Lakes Street
Las Vegas, NV 89122

All officers and directors as a group	10,245,000	91.97%
(5 individuals)

[1]	The people named above may be deemed to be a “parent” and “promoter” of our company. Messrs. Ruff and Littler are our only promoters.

Future sales by existing stockholders

A total of 10,245,000 shares of common stock were issued to Gregory Ruff, Craig Litter, Murray Sternfeld, Paul Charbouneau and James Adams, our officers and directors, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be only sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition.

There is a limited trading market for our common stock on the Bulletin Board. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are two holders of record for our common stock. The record holders are our officers and directors who collectively own 6,250,000 restricted shares of our common stock.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2009 and 2008, and to date in 2010, there have been no related transactions between the company and any related person, as defined below:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares of common stock carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Director Independence

The following directors have been determined to be independent members of the board of directors as defined by NASDAQ Marketplace Rule 4200(a)(15).

In determining the matter of director independence, the following independence criteria were utilized:

(1)	a director who is, or at any time during the past three years was, employed by the company or by any parent or subsidiary of the company;

(2)
a director who accepted or who has a Family Member who accepted any compensation from the company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i)	compensation for board or board committee service;

(ii)	compensation paid to a Family Member who is an employee (other than an executive officer) of the company ; or

(iii)	benefits under a tax-qualified retirement plan, or non-discretionary compensation

(3)           Other relationships include:

(i)
a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer, or a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company's securities; or(b) payments under non-discretionary charitable contribution matching programs.

(ii)
a director of the Company who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

(iii)
a director who is, or has a Family Member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the company's audit at any time during any of the past three years.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$11,500	MaloneBailey LLP
2008	$11,500	MaloneBailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	MaloneBailey LLP
2008	$0	MaloneBailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	MaloneBailey LLP
2008	$0	MaloneBailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	MaloneBailey LLP
2008	$0	MaloneBailey LLP

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2010.

QE BRUSHES, INC.

BY:	GREGORY RUFF
Gregory Ruff
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

GREGORY RUFF	President, Principal Executive Officer,	April 12, 2010
Gregory Ruff	Principal Accounting Officer, Principal Financial Officer, Treasurer and a member of the Board of Directors

CRAIG LITTLER	Secretary and a Director	April 12, 2010
Craig Littler

PAUL CHARBONNEAU	Director	April 12, 2010
Paul Charbonneau

MURRAY STERNFELD	Director	April 12, 2010
Murray Sternfeld

JAMES ADAMS	Director
James Adams		April 12, 2010

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X