Form 10-Q
period 2010-03-31
QE BRUSHES INC
filed 2010-05-17
CIK 1438650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53941

QE BRUSHES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12901 South Buttercup Lane
 Spokane, WA 99224
 (Address of principal executive offices, including zip code.)

(509) 991-5761
 (telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ]     NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,140,000 as of May 10, 2010.

QE BRUSHES, INC.
FORM 10-Q
For the Quarter Ended March 31, 2010

PART II – Other Information

Item 1A	Risk Factors	8

Item 6	Exhibits	8

Signatures		9

QE BRUSHES, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$41,737	$48,253
Total Assets	$41,737	$48,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,080	$142
Total Current Liabilities	1,080	142

Stockholders' Deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, no
shares issued or outstanding	-	-
Common stock, $.001 par, 90,000,000 shares authorized, 11,140,000
and 6,695,000 shares issued and outstanding, respectively	11,142	11,142
Additional paid-in capital	124,315	124,315
Deficit accumulated during the development stage	(94,800)	(87,346)

Total Stockholders’ Equity	40,657	48,111

Total Liabilities and Stockholders' Deficit	$41,737	$48,253

The accompanying notes are an integral part of these unaudited financial statements

QE BRUSHES, INC.
(A Development Stage Company)
Statements of Expenses

			From Inception
			(July 19, 2007)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
OPERATING EXPENSES:
Legal fees	$1,110	-	$35,225
Accounting fees	3,500	6,983	27,622
Office expense	666	186	4,739
License and fees	2,003	-	3,443
Product development costs	175	875	23,771
Total operating expenses	7,454	8,044	94,800

Net Loss	$(7,454)	(8,044)	$(94,800)

Weighted average number of common shares outstanding	11,140,000	13,390,000
Basic and diluted net loss per common share	$-	-

The accompanying notes are an integral part of these unaudited financial statements

QE BRUSHES, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			(July 19, 2007)
	Twelve Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
Cash Flows From Operating Activities
Net Loss	$(7,454)	$(8,044)	$(94,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services	-	-	2,682
Changes in assets and liabilities:
Accounts payable	938	(510)	1,080
Total Cash (Used) by Operating Activities	(6,516)	(8,554)	(91,038)

Cash Flows From Financing Activities
Sale of common stock to founder	-	-	3,775
Proceeds from sale of common stock	-	-	129,000
Total Cash Provided by Financing Activities	-	-	132,775

Net Increase in Cash	(6,516)	(8,554)	41,737

Cash at Beginning of Period	48,253	86,079	-

Cash at End of Period	$41,737	$77,525	$41,737

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

QE BRUSHES, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1.  Basis of Presentation

The unaudited financial statements of QE Brushes, Inc. (“The Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2009, included in The Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2010.

NOTE 2.  Description of Business

QE Brushes, Inc. was incorporated in Nevada on July 19, 2007 for the purpose of developing, manufacturing, and selling toothbrushes specifically for cats and dogs.

The company is in the business of planning the developing, manufacturing, and selling of toothbrushes specifically for use by pet owners to clean canine and feline mouths. We believe that our products perform faster and more thoroughly than competing products available on the market today. This product will allow pet owners to effectively reduce their pet’s chances of developing periodontal disease. The Company has finalized its three dimensional computerized designs and has finalized two different sizes of prototype toothbrush molds. The small toothbrush is designed for felines as well as small dogs. The large toothbrush is designed for medium and large sized dogs.

NOTE 3.  Going Concern

Since inception (July 19, 2007), the Company has incurred net losses through March 31, 2010, and has not generated any revenue. Currently, the Company has a cash balance of $41,737 and may have to raise additional capital through the sale of common stock. The timing and amount of any capital requirements will depend on a number of factors, including demand for the Company’s products, and the availability of opportunities for expansion through affiliations and other possible business relationships.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if QE Brushes is unable to continue as a going concern.

NOTE 4. Stockholders’ Equity

On March 18, 2010, the Company adopted a two-for-one forward stock dividend, which increased the outstanding common stock from 6,695,000 shares as of December 31, 2009 to 13,390,000 shares of stock. Immediately after, or in conjunction with the forward stock dividend, four directors and a consultant returned a total of 2,250,000 shares of stock to the company for cancellation. The return of these shares resulted in a new balance of 11,140,000 common stock outstanding as of March 31, 2010.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2009. The company does anticipate to commence sales of its products within the next six months. There is no assurance that sales will commence within the next six months or that the current working capital position will be sufficient to meet unexpected obligations within that same period of time.

Results of Operations

During the three months ended March 31, 2010, the company had no revenues and incurred operating expenses of $7,454, which were primarily comprised of legal, accounting and licensing fees. During the comparable three month period ended March 31, 2009, the Company also had no revenues and incurred operating expenses of $8,044, which primarily consisted of accounting fees.

Liquidity and Capital Resources

As of March 31, 2010, the company had a cash balance of $41,737 and accounts payable of $1,080 for a working capital balance of $40,657. This compares with a working capital balance of $77,525 as of March 31, 2009. Working capital decreased by $36,868 from March 31, 2009 to March, 31, 2010. The company currently is not planning to raise additional equity capital in the near future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we did not make any changes to our internal control over financial reporting, we have determined that we have a material weakness, which relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant, with no oversight by a professional with accounting expertise within the Company.  Our Principal Executive Officer and Principal Accounting Officer does not possess accounting expertise and our company does not have an independent audit committee.  This weakness is due to the small size of the company and its limited resources, especially prior to its sale of shares through its public offering. With limited resources, we have had to keep administrative overhead costs as low as possible.  The board has to weigh on an ongoing basis, the benefit of adding additional accounting staff to increase the segregation of duties, versus the financial cost of doing so.  We expect to add accounting resources on a part-time basis, to balance the requirement for adequate financial reporting controls with our need to carefully conserve the company’s financial resources.  Accordingly, as of March 31, 2010, we believe our internal control over financial reporting is not effective.

PART II – OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2010.

QE BRUSHES, INC.

BY:	GREGORY RUFF
Gregory Ruff
Chief Executive Officer (Principal Executive Officer)