Form 10-Q
period 2010-06-30
QE BRUSHES, INC.
filed 2010-08-16
CIK 1438650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53941

QE BRUSHES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

469 St. Pierre Rd.
 Los Angeles, CA 90077
 (Address of principal executive offices, including zip code.)

(310) 470-2616
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,857,500 as of July 27, 2010.

QE BRUSHES, INC.
FORM 10-Q
For the Quarter Ended June 30, 2010

QE BRUSHES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$4,726	$48,253
Prepaid Expenses	14,114	-
Total Assets	$18,840	$48,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,314	$142
Total Current Liabilities	2,314	142

Stockholders' Equity
Preferred stock, $.00001 par, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.00001 par, 90,000,000 shares authorized 7,857,500
and 6,695,000 shares issued and outstanding, respectively	7,858	6,696
Additional paid-in capital	129,099	128,761
Deficit accumulated during the development stage	(120,431)	(87,346)

Total Stockholders’ Equity	16,526	48,111

Total Liabilities and Stockholders' Equity	$18,840	$48,253

The accompanying notes are an integral part of these consolidated financial statements.

QE BRUSHES, INC.
(A Development Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					From Inception
					(July 19, 2007)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
OPERATING EXPENSES:
Legal fees	$11,788	$-	$12,898	$-	$47,013
Accounting fees	8,589	750	12,089	7,733	36,211
Office expense	280	883	946	749	5,019
License and fees	1,579	-	2,581	320	5,022
Other Professional fees	1,790	1,330	2,965	2,205	25,561
Travel	1,605	-	1,606	-	1,605
Total operating expenses	25,631	2,963	33,085	11,007	120,431

Net Loss	$(25,631)	$(2,963)	$(33,085)	$(11,007)	$(120,431)

Weighted average number of common shares outstanding	7,832,363	6,695,000	7,347,624	6,695,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

QE BRUSHES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(July 19, 2007)
	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
Cash Flows From Operating Activities
Net Loss	$(33,085)	$(11,007)	$(120,431)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	1,500	-	4,182
Changes in assets and liabilities:
Prepaid expenses	(14,114)	-	(13,972)
Accounts payable	2,172	(510)	2,172
Total Cash Used For Operating Activities	(43,527)	(11,517)	(128,049)

Cash Flows From Financing Activities
Sale of common stock to founder	-	-	3,775
Proceeds from sale of common stock	-	-	129,000
Total Cash Provided by Financing Activities	-	-	132,775

Net Increase (Decrease) in Cash	(43,527)	(11,517)	4,726

Cash at Beginning of Period	48,253	86,079	-

Cash at End of Period	$4,726	$74,562	$4,726

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

QE BRUSHES, INC.
(A Development Stage Company)
Notes to  Consolidated Financial Statements
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

Reclassifications

Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2010.

NOTE 2.  Description of Business

QE Brushes, Inc. was incorporated in Nevada on July 19, 2007 for the purpose of developing, manufacturing, and selling toothbrushes specifically for cats and dogs.

The company is in the business of planning the developing, manufacturing, and selling of toothbrushes specifically for use by pet owners to clean canine and feline mouths. We believe that our products perform faster and more thoroughly than competing products available on the market today. These products will allow pet owners to effectively reduce their pet’s chances of developing periodontal disease. The Company has finalized its three dimensional computerized designs and has finalized two different sizes of prototype toothbrush molds. The small toothbrush is designed for felines as well as small dogs. The large toothbrush is designed for medium and large sized dogs.

NOTE 3.  Going Concern

Since inception (July 19, 2007), the Company has incurred net losses through June 30, 2010, and has not generated any revenue. Currently, the Company has a cash balance of $4,726 and may have to raise additional capital through the sale of common stock. The timing and amount of any capital requirements will depend on a number of factors, including demand for the Company’s products, and the availability of opportunities for expansion through affiliations and other possible business relationships.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if QE Brushes is unable to continue as a going concern.

NOTE 4.  Stockholders’ Equity

On March 18, 2010, the Company adopted a two-for-one forward stock dividend. Immediately after, or in conjunction with the forward stock dividend, four directors and a consultant returned a total of 1,125,000 shares to the company for cancellation. Subsequent to quarter end management approved a one-for-two reverse stock split which decreased the outstanding common stock from 13,390,000 shares as of December 31, 2009 to 6,695,000 shares of stock. All shares have been reflected retroactively.

During the quarter ended June 30, 2010, the company issued 75,000 shares at $.02 per share or $1,500 for services performed.

NOTE 5.  Subsidiary Corporation

On June 7, 2010, QE Brushes, Inc. filed articles of incorporation in Nevada in order to form a new corporation named Sotoo, Inc. Sotoo, Inc.is a wholly-owned and has not conducted any business.

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

    We are a start-up corporation and have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2009. The company does anticipate commencing sales of its products within the next six months. There is no assurance that sales will commence within the next six months or that the current working capital position will be sufficient to meet unexpected obligations within that same period of time.

Results of Operations

    During the three months ended June 30, 2010, the company had no revenues and incurred operating expenses of $25,631, which were primarily comprised of legal and accounting fees. During the comparable three month period ended June 30, 2009, the Company also had no revenues and incurred operating expenses of $2,963, which primarily consisted of professional fees.

Liquidity and Capital Resources

    As of June 30, 2010, the company had a cash balance of $4,726 and prepaid expenses of $14,114 along with accounts payable of $2,314 for a working capital balance of $16,526. This compares with a working capital balance of $74,562 as of June 30, 2009. Working capital decreased by $58,036 from June 30, 2009 to June 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.       RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.    EXHIBITS

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August, 2010.

QE BRUSHES, INC.

BY:	MARC SALLS
Marc Salls
President and Director

BY:	FRANCIS D'AMBROSIO
Francis D'Ambrosio
Principal Executive Officer

BY:	DAVID HOSTELLEY
David Hostelley
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.