Form 10-K
period 2010-12-31
VIRTUAL MEDICAL INTERNATIONAL, INC.
filed 2011-04-15
CIK 1438650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number:   000-53941

VIRTUAL MEDICAL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

469 St. Pierre Road
Los Angeles, CA   90077
(Address of principal executive offices, including zip code)

(310) 470-2616
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2010: $0.00.

At April 15, 2011, 44,479,500 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Virtual Medical International, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS DEVELOPMENT

Introduction

Virtual Medical International, Inc, originally known as QE Brushes, Inc., was organized as a corporation under the laws of the State of Nevada effective July 19, 2007. Our business office is located at 3230 South Valley View Blvd., Las Vegas, Nevada, 89102. This is the office of Marc Salls, our President. Mr. Salls supplies this office space to us on a rent-free basis. Our mailing address is 469 St. Pierre Road, Los Angeles, California, 90077. This is the home of our Chief Executive Officer, Francis G. D’Ambrosio, M.D. Our telephone numbers are 702 362 5454 and 310 346 6020.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion and rely upon the sale of our securities and loans from officers and directors to fund operations.

Our goal is to educate patients through our interactive web sites and help them understand the surgical procedure or chiropractic manipulation they are about to undergo.

We will be conducting our operations through our wholly owned subsidiary corporation, Explain My Surgery, Inc., a Nevada corporation.

Overview

    We own and operate two public portal websites: Explain My Surgery.com and Explain My Chiropractic Care.com. The purpose of each site is to provide patients with an easy to understand, interactive information system that educates patients, allows them to understand the risks, benefits and alternatives to surgical or chiropractic intervention.

When a patient visits a physician or chiropractor for medical advice and/or treatment, the health care provider must obtain an “informed consent.”  “Informed consent” is a legal procedure to ensure that a patient or client knows all of the risks and costs involved in treatment.  The elements of informed consent include informing the client of the nature of the treatment, possible alternative treatments, and the potential risks and benefits of the treatment.  In order for informed consent to be considered valid, the client must be competent and the consent must be given voluntarily.  Our public portals allow the provider to obtain this consent. In the case of Explain My Surgery.com for example, his or her physician tells a patient that surgical intervention may be an option for his condition. The physician assigns the patient the Explain My Surgery.com education module for their specific procedure and gives the patient a user name and password that allows him access to the information. The patient can then educate himself or herself with this information wherever an Internet connection is available. The patient is given a series of medical statements, which are written at the sixth grade education level, after each of which they are asked “Do you understand?” The patient has the options of answering, “Yes”, “No” or “I need more information.” If the patient answers anything but “Yes”, a window of information is displayed which can help the patient understand the previous statement. Once the patient has completed all the questions, the questions and the patient’s answers are then emailed to the treating physician and are stored in our server, which is maintained by CPI Solutions, Camarillo, California. When the patient returns to see the physician for a potential preoperative visit, the physician and patient can review the patient’s answers. If there are any questions to which the patient did not answer, “Yes”, those questions are moved to the top of the report and the physician then can further explain the information. The physician and patient both sign the document, which is kept in the patient’s chart as proof of patient education and as the basis for an ‘informed consent’ document. In a similar fashion, the chiropractor uses Explain My Chiropractic Care. Com to provide education and obtain informed consent prior to initiation of muscle manipulating techniques.

We believe that our services provide the following potential benefits to an employer or health plan:

•	encouragement of healthy lifestyles and behaviors that help reduce healthcare costs and improve employee productivity;

•	reduced benefits administration, communication, and customer service costs;

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs, including disease management or health coaching;

•	increased conformance with benefit plan and clinical protocols; and

•	enhanced health risk stratification that assists employers and health plans in selecting health management programs that are appropriate to the needs of their specific populations.

In addition, we believe that our services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in FSAs and HSAs;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes, through more informed choices of providers and treatments; and

•	Improved understanding and management of health conditions through access to support tools and educational information.

Patents, Trademarks and Copyrights

Virtual Medical International, Inc. owns the trademark “Explain My”, number 77/261,522. We intend to expand the “Explain My” concept and brand to include public portals that educate patients in many other areas of health care. We also, through our purchase of Explain My Surgery, Inc., have filed a patent for our “Web Based Information System to Provide Informed Consent.” This patent is still pending and is being handled by the law firm of Clayton, Howarth and Cannon, Sandy, Utah. Although the patent application has been filed, there is no guarantee that a patent will be issued.

Target Audience

The target audiences for both Explain My Surgery.com and Explain My Chiropractic care.com are patients seeking medical education prior to making health care decisions.  An ancillary audiences are physicians, hospitals and insurers. In a physician’s busy practice, it may be difficult for the physician to spend the time necessary for a complete and adequate explanation of each and every reported potential complication to a surgical procedure. Explain My Surgery.com can maximize the time spent during the physician-patient encounter by educating the patient prior to his or her preoperative visit. Each hospital or surgical center admission also requires informed consent, which can also be achieved through Explain My Surgery.com. The concept of interactive education with reliable documentation adds benefit to professional liability carriers as well. Proof of education prior to surgical procedures decreases risk to insurers as the document becomes a hedge against frivolous lawsuits. IND (Independent Nevada Doctors) Insurance Co. has provided their subscribing physicians with access to Explain My Surgery.com free of charge for since 2009. They have recognized the benefit of our portal and given physicians who use our service, a 5% premium reduction. The results of IND’s experience have been shared with the actuaries of several national and international professional liability carriers who plan on offering their physicians a similar discount.

Website

Our websites are designed to address the healthcare information needs of their users with easy-to-use, interactive interfaces, search functions and navigation capabilities. We use ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. We have invested and continue to invest in software and systems that allow us to meet the demands of our users and sponsors.

We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website.   We intend to create and maintain a website which will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash.  The foregoing will allow us to communicate with the patients on-line.

Date Base

We intend to develop and maintain a database of all patients, physicians and chiropractors, as well as hospitals and insurers.  It will include a plethora of information we hope to obtain through the use of questionnaires.  The more information that we can obtain from a patient, the more we can know the patient and the more information we will have in order to assist the patient with his medical needs.  The cost of the data base is relative to the amount of information we acquire and our ability to analyze the information.

Revenue Generation

At this point, for the patient, who is the end user,   Explain My Surgery is free of charge to the patient as well as to the prescribing physician, although this may change in the future. The cost for using Explain My Surgery is passed to the professional liability carrier, who pays for the service with a per click fee, a fixed fee, a percentage of savings or a hybrid of these three methods of payment. The hybrid will be determined on a case by case basis. Medical insurance will not be paying for this service.

We also intend to sell space on our website to pharmaceutical, biotechnology and medical providers.

Insurance

A patient’s medical insurance will generally cover the cost of our services.  Accordingly, we have established a procedure to reimburse the patient’s credit card for proceeds received from his medical insurance.

Malpractice Insurance

All medical and chiropractic information supplied by us to a patient will be by licensed physicians and chiropractors who will be acting as independent contractors.  As such, our forms will contain notifications to our patients that we are not liable for representations made by one of the physicians or chiropractors we have retained.  However, we have obtained insurance to cover the cost of any judgment, including attorney’s fees, as a result of litigation initiate against us by a patient.

Governmental Regulation

Introduction

Healthcare Regulation.  The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Most of our revenue is derived either directly from the healthcare industry or from other sources that are subject to healthcare laws and related regulations and could be affected by changes in those laws and regulations. This section of our Annual Report contains a description of healthcare laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers, as well as healthcare industry standards that serve a self-regulatory function, and certain related matters. Changes in those laws, regulations and standards may create unexpected liabilities for us, may cause us to incur additional costs and may restrict our operations.

Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws, regulations and industry standards may nonetheless be applied to our products and services. We cannot provide assurance that we will be able to accurately anticipate the application of these laws, regulations and industry standards to our operations. Our failure to accurately anticipate the application of these laws and regulations to our businesses, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

Other Applicable Regulation.  This section of our Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws that may affect our businesses. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently, and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised laws or regulations, could decrease demand for our services, increase our cost of doing business, or otherwise cause our businesses to suffer.

Regulation of Drug and Medical Device Advertising and Promotion

The FDA and the Federal Trade Commission, or FTC, regulate the form, content and dissemination of labeling, advertising and promotional materials prepared by, or for, pharmaceutical or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information regarding product uses or claims not yet approved by the FDA.

Information on our Websites that promotes the use of pharmaceutical products or medical devices is subject to FDA and FTC requirements as applicable and enforcement actions, and information regarding other products and services is subject to FTC requirements. If either agency finds that information on our Websites violates regulations or guidance, it may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Areas of our Websites that could be the primary focus of regulators include pages and programs that discuss use of a regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or device companies. Television broadcast advertisements that we may provide may also be subject to FTC and FDA regulation, depending on the content. The agencies place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims.

The Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations require that prescription drugs be approved by the FDA prior to marketing. It is a violation to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is non-promotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs. Such products may be promoted and advertised only for uses reviewed and approved by the FDA. Drug labeling and advertising can be neither false nor misleading and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the “prescribing information” or “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter (OTC) drugs either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. On October 5, 2009, the FTC issued final revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising. The FTC Guides require that advertisers disclose “material connections,” including payments and free products, between advertisers and endorsers to social media outlets, including Websites and blogs. The new Guides also require advertisers to clearly disclose results that consumers can reasonably expect from a product. Finally, the Guides impose heightened disclosure requirements for celebrity endorsers for representations made outside of the context of traditional advertisements. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In the last year, FDA has increased enforcement of labeling and advertising violations. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug or medical device product. More serious civil sanctions include seizures, injunctions, fines and consent decrees. Any of these enforcement measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines. State attorneys general have similar investigative tools and sanctions available to them.

Any increase in FDA regulation of the Internet or other media used for direct-to-consumer (or DTC) advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs, allowing companies to advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. Congress and the FDA have shown interest in these issues as well and there is a possibility that Congress, the FDA or the FTC may alter present policies on DTC advertising of prescription drugs or medical devices in a material way.

In 2009, the FDA solicited input on the issue of promoting FDA-regulated products using the internet and social media. There is a possibility that the FDA may issue a policy restricting or materially changing promotion using the Internet, social media and other sponsored health content on the internet. We cannot predict what effect any such changes would have on our business.

Regulation and Accreditation of Continuing Medical Education

Activities and information provided in the context of an independent medical or scientific educational program, often referred to as continuing medical education, or CME, usually are treated as non-promotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate CME activities to determine whether they are independent of the promotional influence of the activities’ supporters. To determine whether a CME provider’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent, such content must fully comply with the FDA’s requirements and restrictions regarding promotional activities.

Medscape, LLC distributes online CME to physicians and other healthcare professionals and is accredited by the Accreditation Council for Continuing Medical Education (ACCME), which oversees providers of CME credit. Medscape Education (www.medscape.org) and theheart.org are the Websites through which Medscape, LLC distributes online CME. If any CME activity that Medscape, LLC certifies for CME credit is considered promotional, Medscape, LLC may face regulatory action or the loss of accreditation by the ACCME. Supporters of CME activities may also face regulatory action, potentially leading to termination of support.

Medscape, LLC’s current ACCME accreditation expires in 2016. In order for Medscape, LLC to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it would not be permitted to accredit CME activities for physicians. Instead, Medscape, LLC would be required to use third parties to provide such CME-related accreditation services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education-related activities, which could have a material adverse effect on our business.

Medscape, LLC’s CME activities are planned and implemented in accordance with the Essential Areas and Elements and the Policies of the ACCME and other applicable accreditation standards. The ACCME’s standards for commercial support of CME are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The standards also provide that accredited CME providers may not place their CME content on Websites owned or controlled by a “commercial interest.” In addition, accredited CME providers may not ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery. Further, there are limitations and requirements for CME providers using employees of a commercial interest as planners or speakers at CME events.

From time to time, the ACCME revises its standards for commercial support of CME. As a result of certain past ACCME revisions, we adjusted our corporate structure and made changes to our management and operations intended to allow Medscape, LLC to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent of “commercial interests.” We believe that these changes allow Medscape, LLC to satisfy the applicable standards.

Recently, the ACCME and other organizations have been discussing ways to assure that commercial interests do not bias CME activities. The ACCME has published several proposals since 2008, including proposals to reduce communications between commercial interests and CME providers and to create special designations for CME activities that are not funded by commercial interests. The ACCME also suggested creating an independent CME funding entity to build a firewall between commercial interests and CME activities. The ACCME has not adopted these proposals but has revised its policies. It is possible that adoption of additional proposals could significantly affect Medscape, LLC’s business model.

During the past several years, educational activities directed at physicians, including CME, have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. For example, the U.S. Senate Finance Committee conducted an investigation of the sponsorship of CME activities, including an examination of the ACCME’s role in ensuring that CME activities are independent of the influence of their supporters. The Department of Justice continues to examine CME sponsorship by manufacturers. In response, companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

•	may discourage pharmaceutical companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of sponsored educational programs that Medscape, LLC produces to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape, LLC to make changes to how it offers or provides educational programs, including CME.

In addition, future changes to laws, regulations or accreditation standards, or to the internal compliance programs of supporters or potential supporters, may further discourage, significantly limit, or prohibit supporters or potential supporters from engaging in educational activities with Medscape, LLC, or may require Medscape, LLC to make further changes in the way it offers or provides educational activities.

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (referred to as HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (sometimes referred to as “covered entities” for purposes of HIPAA). Prior to February 17, 2010, the Privacy Standards and Security Standards did not apply directly to our businesses and only covered entities were directly subject to potential civil and criminal liability under the Privacy Standards and Security Standards; as a “business associate” of covered entities, we were bound only by our contracts and agreements with those covered entities requiring us to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards in providing services to those covered entities. However, the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009 (ARRA) strengthened and expanded the HIPAA Privacy and Security Standards and made certain provisions directly applicable to portions of our business that operate as business associates, such as those managing employee or plan member health information for employers or health plans. In connection with the sale by HLTH of its Emdeon Business Services business (or EBS), EBS agreed to license, through February 2018, certain de-identified data to HLTH for use in the development and commercialization of certain information products and services that use clinical data. We are currently using the data received under this license in our information services products.

With respect to our private portal business, HITECH requires us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. In addition, HITECH imposes similar data breach notification requirements on vendors of personal health records that will require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of our public portal services.

HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthens enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy and Security Standards that threaten the privacy of state residents. These new Privacy and Security provisions will require us to incur additional costs and may restrict our business operations. These new provisions will also result in additional regulations and guidance issued by HHS and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

Genetic Information Nondiscrimination Act (GINA)

The Genetic Information Nondiscrimination Act (referred to as GINA), enacted in May 2008, does not apply directly to Virtual Med, although it does apply to our private portal customers, including both employers and group health plans. GINA was enacted to prevent discrimination by group health plans, health insurance issuers and employers on the basis of genetic information. Virtual Med’s Health Risk Assessment (HRA), HealthQuotient, is typically offered to employees by their employer or group health plan as a voluntary component of a wellness program. The U.S. Departments of Labor, HHS and Treasury published Interim Final Rules implementing Title I of GINA, which apply to group health plans and health insurance issuers for plan years that began on or after December 7, 2009. The Interim Final Rules prohibit health plans from requesting, requiring or purchasing genetic information prior to or in connection with enrollment, or at any time for underwriting purposes, and state that “underwriting purposes” includes any incentive or disincentive (such as decreasing or increasing premiums) for completing an HRA. “Genetic information” is defined broadly to include information about an individual’s family medical history. The agencies have not finalized the regulations to date. However, in September 2010, the Department of Labor provided additional guidance in the form of frequently asked questions stating that, while a plan may not require an individual to complete a health risk assessment that requests family medical history in order to receive a wellness program reward, it may use genetic information to make a determination regarding payment, or regarding the medical appropriateness of a treatment or service.

Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions. The Equal Employment Opportunity Commission issued final rules implementing Title II in November 2010, effective in 2011. The final rules specify that genetic information may be collected in an HRA that is part of a wellness program only if participation in the collection of such information is voluntary, and indicate that the agency will consider participation voluntary if the employer neither requires participation nor penalizes employees who do not participate.

While each customer is responsible for ensuring that the wellness and benefit selections it offers are compliant with GINA, Virtual Med may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies and uncertainties over the final form of the rules. Our customers’ interpretations of the law have required us to modify the HealthQuotient product and we could experience increases in operational costs or decreases in demand for our products.

Other Restrictions Regarding Confidentiality, Privacy and Security of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of patient health and prescriber information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In some cases, more protective state privacy and security laws are not preempted by the HIPAA Privacy and Security Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

These laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Consumer Protection Regulation

General.  Advertising and promotional activities presented to visitors on our Websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the specific ones described later in this section.

The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with the consumer protection standards that apply to our Websites, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, claims that we are violating any such standards could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In February 2009, the FTC published Self Regulatory Principles for Online Behavioral Advertising to address consumer privacy issues that may arise from so-called “behavioral advertising” (i.e., the tracking of online activities) and to encourage industry self-regulation. These principles serve as guidelines to industry. In addition, there is a possibility, supported by certain public statements, that the FTC may revise or eliminate the principles in favor of a more restrictive approach for companies that utilize behavioral advertising. There is also a possibility of legislation, regulations and increased enforcement activities, relating to behavioral advertising. To the extent that our existing practices are inconsistent with any revised principles, new rules, new legislation and/or future enforcement activities, our business may become subject to restrictions that could reduce our revenues or increase our cost of doing business.

In October 2009, the FTC adopted revised Guides Concerning the Use of Endorsements and Testimonials in Advertising. These Guides, which were last updated in 1980, became effective December 1, 2009. In addition to revising certain provisions regarding disclosures relating to endorsements and testimonials, the FTC clarified the Guides’ applicability to online and social media forums. The revised Guides may be an indication that the FTC may apply increased scrutiny to the use of endorsements and testimonials online and through traditional media. To the extent we rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Guides.

In December 2010, the FTC issued a preliminary staff report with a proposed framework for businesses and policymakers for online consumer privacy issues. The preliminary staff report contains three core recommendations: (1) companies should promote consumer privacy throughout their organizations and at every stage of the development of their products and services, which includes incorporating substantive privacy protections (such as data security and retention practices) into business processes; (2) companies should simplify consumer choice, not just through notice about privacy practices prior to the use of a product or service in a lengthy privacy policy, but by offering choice at a time and in a context in which the consumer is making a decision about his or her data (such as when the consumer is presented with a targeted online behavioral advertisement); and (3) companies should increase the transparency of their data practices, such as by clarifying, shortening, and standardizing privacy notices; providing reasonable access to the consumer data they maintain; providing prominent disclosures and obtaining affirmative express consent before using consumer data in a materially different manner than claimed when the data was collected; and working to educate consumers about commercial data privacy practices. The preliminary staff report also included a specific proposal for a browser-based “Do Not Track” mechanism that the FTC contemplates could be advanced either by legislation or enforceable industry self-regulation. The FTC sought comment on numerous issues and plans to issue a final report during 2011.

In December 2010, the U.S. Department of Commerce’s Internet Policy Task Force issued a draft privacy green paper. The green paper says there is a “compelling need to provide additional guidance to businesses, to establish a baseline privacy framework to afford protection for consumers, and to clarify the U.S. approach to privacy to our trading partners — all without compromising the current framework’s ability to accommodate new technologies.” The green paper addresses similar issues as the FTC’s preliminary staff report, but more forcefully raises the prospect of baseline privacy legislation, and it also directly raises the question of whether the FTC should be given rulemaking authority to implement privacy principles (which it now lacks under Section 5 of the FTC Act). The green paper also suggests a safe harbor provision in any legislation, for companies that adhere to “voluntary, enforceable codes of conduct.” Like the FTC, the Department of Commerce sought comment on numerous issues and plans to issue a final report during 2011.

Both the FTC’s preliminary staff report and the Department of Commerce’s draft privacy green paper reflect the agencies’ continuing interest in, and assessment of, online privacy issues. How these issues are ultimately resolved, whether through self-regulatory programs, legislation and regulation or some combination and the specifics of any such regimes, may significantly impact our operations.

Data Protection Regulation.  With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

CAN-SPAM Act.  On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. We are following the CAN-SPAM requirements in the e-newsletters that Virtual Med’s public portals distribute to members and some of our other email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act, even though we believe that FTC regulations issued in May 2008 confirmed our existing understanding that these email newsletter communications are not generally commercial emails. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices comply with these laws.

Regulation of Advertisements Sent by Fax.  Section 227 of the Communications Act, which codifies the provisions of the Telephone Consumer Protection Act of 1991 (or TCPA), prohibits the transmission of an “unsolicited advertisement” via facsimile to a third party without the consent of that third party. An “unsolicited advertisement” is defined broadly to include any material advertising the commercial availability or quality of any property, goods or services. In 2005, the Junk Fax Prevention Act (or JFPA) was signed into law. The JFPA codified a previous interpretation of the TCPA by the Federal Communications Commission (or FCC) that a commercial fax is not “unsolicited” if the transmitting entity has an “established business relationship,” as defined by the JFPA and applicable FCC regulations, with the recipient.

In 2006, the FCC issued its final rules under the JFPA, which became effective on August 1, 2006. In the rules, the FCC confirmed that transactional faxes are permitted. It defined a transactional fax as one that facilitates, completes or confirms the commercial transaction that the recipient has previously agreed to enter into with the sender. The FCC stated that these faxes are not advertisements that are prohibited by the TCPA. The FCC also recognized that, if a transactional fax has a de minimis amount of advertising information on it, that alone does not convert a transactional fax into an unsolicited advertisement.

In addressing the so-called “EBR exemption” to the TCPA’s prohibition on unsolicited facsimile advertisements, the FCC adopted the JFPA’s definition of an “established business relationship” or “EBR,” which includes a voluntary two-way communication between a person and a business. The FCC rules specify that commercial faxes generally may be sent to those who have made an inquiry of or application to a sender within a prescribed period of time. The FCC rules do not prohibit faxed communications that contain only information, such as news articles, updates or other similar general information.

States from time to time have enacted, or have attempted to enact, their own requirements pertaining to the transmission of commercial faxes. These state requirements often, but not always, track the terms of the TCPA, the JFPA, and the FCC’s regulations. To the extent state commercial fax requirements have conflicted directly with federal requirements, they have to date been successfully challenged. We cannot predict the outcome of the FCC’s future rulemaking proceedings, the extent to which states may successfully enact more restrictive commercial fax laws in the future, or the outcomes of any judicial challenges to those laws.

We intend to comply with all applicable federal and state requirements governing the transmission of such faxes.

COPPA.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our general audience site, Virtual Med Health, states that no one under the applicable age is entitled to use the site. In addition, we employ a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. We believe that we are in compliance with COPPA. In connection with our relationship with Sanford Health, the largest not-for-profit rural healthcare provider in the United States, we will be launching a Website in 2011 designed to empower children to make healthy lifestyle choices to improve their health. The site is being designed to comply with the provisions of COPPA.

Regulation of Contests and Sweepstakes.  We conduct contests and sweepstakes in some of our marketing channels. The federal Deceptive Mail Prevention and Enforcement Act and some state prize, gift or sweepstakes statutes may apply to these promotions. We believe that we are in compliance with any applicable law or regulation when we run these promotions.

FACTA.  In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress passed the Fair and Accurate Credit Transactions Act (or FACTA), which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our Websites, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only health information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Federal False Claims Act

The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “qui tam”) provisions of the Federal False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government must determine whether it will intervene and control the case and, if it does not, the private individual may pursue the claim. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties. Federal False Claims Act cases have been brought against drug manufacturers, and resulted in significant monetary settlements and the imposition of federally-supervised corporate integrity agreements in circumstances that include allegations that company-sponsored CME was unlawful off-label promotion. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that Virtual Med provides. However, plaintiffs have in the past, and may in the future, seek to name us as defendants in these types of cases. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business.

Anti-Kickback Laws

There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Also, in 2002, the Office of the Inspector General (or OIG) of the United States Department of HHS, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users so as not to imply an endorsement of the providers or vendors. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

Regulation of Wellness Incentive Programs

Certain provisions of HIPAA (commonly referred to as the HIPAA nondiscrimination provisions) generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a “health factor.” Such differentials are, however, acceptable under the HIPAA nondiscrimination provisions if the differentials are applied through “wellness programs.” The Department of Labor, in coordination with the Departments of the Treasury and HHS, has issued regulations that define “wellness programs” for purposes of the HIPAA nondiscrimination provisions, establishing specific requirements for wellness programs that reward participants who satisfy a standard related to a health factor. These requirements include (1) limiting the amount of the wellness program’s rewards, (2) the wellness program being designed to promote good health and prevent disease, (3) giving those eligible to participate in the wellness program the opportunity to qualify for the reward at least once a year, (4) providing a reward that is available to all similarly situated individuals, and (5) requiring disclosure of reasonable alternative standards that must be available under the wellness program.

Although HIPAA and its regulations state that certain excepted benefits, including supplemental benefits, are not subject to the wellness program rules, it does not define the term “similar supplemental coverage.” On December 7, 2007, the Department of Labor, in coordination with the Departments of the Treasury and HHS, released Field Assistance Bulletin No. 2007-04 (FAB 2007-04) in response to the development of questionable health and wellness programs that were marketed as “similar supplemental coverage.” FAB 2007-04 clarifies the rules for supplemental programs and provides that supplemental benefits under a wellness program cannot discriminate on the basis of a health factor. With these new requirements in place, wellness programs that require individuals to meet certain health factors can no longer be considered supplemental and thus have to comply with HIPAA wellness program regulations described in the immediately preceding paragraph. According to FAB 2007-04, programs that do not meet these requirements may be subject to enforcement actions. HHS provided parallel guidance in Program Memorandum 08-01 (May 2008).

The Americans with Disabilities Act (ADA) prohibits discrimination on the basis of an employee’s disability or perceived disability. Among other things, it limits employers from inquiring about the disabilities of employees unless the questions are job-related and consistent with business necessity. The ADA also limits the circumstances in which an employer may require physical examinations or answers to medical inquiries. However, the ADA allows employers to conduct voluntary medical examinations and activities, including voluntary medical histories, as part of a voluntary wellness program. A wellness program is “voluntary” if the employer neither requires participation nor penalizes employees who do not participate. Records acquired as part of a wellness program must be kept confidential and may not be used for a discriminatory purpose. Many states and localities provide similar protections to employees.

International Regulation

The Virtual Med Health Network is generally not directed to non-U.S. users; and nearly all of the users of our private portals are U.S. employees or plan members. As a result, we do not believe that we currently conduct our business in a manner that subjects us to international data regulation in any material respect. However, one element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, as was the case with our entry into the physician portal marketplace in Latin America, Spain and Portugal in 2007 and our co-branded Boots Virtual Med site launched in 2009 for consumers in the United Kingdom. In addition, in certain markets outside of the U.S., we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers.

Many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide, or to Internet sites generally, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In addition, these laws may impose additional operational requirements or restrictions on our business, and increase our cost of doing business.

2010 Healthcare Reform Legislation

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of February 10, 2011, two federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, while other courts have upheld this provision, suggesting that an extended appellate process is likely.

While we do not currently anticipate any significant adverse effects on Virtual Med as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on Virtual Med’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business. However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for Virtual Med, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Reform Legislation encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer rewards, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

Marketing

Advertising revenue will be generated by selling space on the website. We will also promote our products through the Internet, print, radio and television.

We believe that Explain My Surgery.com and Explain My Chiropractic Care.com offer an efficient means for advertisers and sponsors to reach a large audience of health concerned consumers. We will target advertisers and sponsors in the pharmaceutical, biotechnology and medical device firms. The revenue model with regards to the professional liability carriers and hospitals revolve around a flat fee for use, a ‘per click’ fee a ‘percentage of decreased risk’ fee or a hybrid of the three.  Explain My Surgery.com and Explain My Chiropractic Care.com are currently free to health care providers and patients.

Privacy Policies

We understand how important the privacy of personal information is to our users. Our Privacy Policies are posted on our websites and inform users regarding the information we collect about them and about their use of our portals and our services. Our Privacy Policies also explain the choices users have about how their personal information is used and how we protect that information.

Competition

The markets we participate in are intensely competitive, continually evolving and may, in some cases, be subject to rapid change. Some of our competitors have greater financial, technical, marketing and other resources than we do, and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations. We also compete, in some cases, with joint ventures or other alliances formed by two or more of our competitors or by our competitors with other third parties.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

None.

ITEM 3.          LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock commenced trading on the over-the-counter Bulletin Board on May 13, 2010. It currently trades under the symbol QEBR.  Following is a table of the high bid price and the low bid price for each quarter in 2010 and 2009.

2010	High Bid	Low Bid
First Quarter, Ending March 31	$0.00	$0.00
Second Quarter, Ending June 30	$5.02	$0.04
Third Quarter, Ending September 30	$3.30	$0.40
Fourth Quarter, Ending December 31	$5.65	$1.25

2009	High Bid	Low Bid
First Quarter, Ending March 31	$0.00	$0.00
Second Quarter, Ending June 30	$0.00	$0.00
Third Quarter, Ending September 30	$0.00	$0.00
Fourth Quarter, Ending December 31	$0.00	$0.00

Common Stock Holders

As of April 15, 2011, there were approximately 225 shareholders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Dividends

We have never paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We have had no revenues and incurred an accumulated deficit of $77,537,397 through December 31, 2010.  We had cash in the amount of $100 on December 31, 2010.   We will need to raise additional capital in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operation For the Next Twelve Months

During 2011, we intend to raise the Company plans to raise capital to develop its subsidiary, Explain My Surgery, Inc., and to seek other acquisitions in the medical field or ancillary to medical entities.

Further, we have reached a tentative agreement with NSU and Caplan Insurance that will increase the number of subscribing physicians using Explain My Surgery.com by 15,000-20,000 new physicians. Upgrading the website to handle the influx of this new volume to the site that we expect this coming summer will cost between $100,000 and $125,000.  We are receiving bids on a call center to handle questions and provide customer support. On average, the cost per head per day for a dedicated call technician is $1,000 per day. We predict that we will need between 10 and 50 people to man the lines in order to adequately service this volume. To date, we spend approximately $30,000 per quarter to maintain our SEC reporting company status.

Results of Operations

For the year ended December 31, 2010, the company incurred a loss of $82,070,052, compared to a loss of $37,458 for the year ended December 31, 2009. The primary reasons for the loss in 2010 were consulting fees of $42,259,049, a loss on impaired assets of $35,102,400, and an unrealized loss in investments available for sale of $4,620,000. The Company issued a total of 23,401,600 shares of stock (7,760,041 shares of common stock and 15,641,559 shares of preferred stock) valued at $1.50 per share. Since the investment in the subsidiary, Explain My Surgery, Inc., had no measurable value at December 31, 2010, the entire acquisition cost was charged off as impairment. The majority of the consulting fees of $42,258,412 were the result of issuing shares of common and preferred stock at market value to various consultants.

Prior to December 2010, we were engaged in the business of manufacturing and selling toothbrushes specifically for use by pet owners to clean canine and feline mouths.  We never generated any revenues from the sale of toothbrushes.

Financial Condition

The primary reason for the decrease in cash from $48,253 for the year ended December 31, 2009 to $100 as of December 31, 2010 was cash needed for basic operating expenses. Accounts payable increased from $142 as of December 31, 2009 to $21,661 as of December 31, 2010. In order to pay current operating expenses, the Company borrowed $19,567 from a related party, Explain My Surgery, Inc. The Company also owns 1,680,000 shares of common stock of Entertainment Arts, Inc., which trades on the over-the-counter pink sheets. The market price of the stock was $.70 per share on December 31, 2010, which resulted in a market value of $1,176,000. The common stock of Entertainment Arts, Inc. is thinly traded and Virtual medical does not intend to sell this stock in the short-term.

Liquidity

The Company has limited capital resources and may have to rely upon the additional sale of equity securities in order to continue in business. There is no assurance that financing, whether debt or equity, will be available to the Company at any particular time, or could be obtained on terms satisfactory to the Company.

Our common stock is thinly traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA).

Capital Resources

The Company owns no property or assets other than 1,680,000 restricted shares of common stock with a current market price of $1,176,000.

Contractual Obligations

Payments due by periods

Obligations	Total	Less than	1-3 Years	3-5 Years	More than
		1 year			5 years

Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital (Finance) Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-	-0-

On July 7, 2010 we entered into a consulting agreement with Robert Tassinari wherein we engaged Mr. Tassinari to assist us with our business activities in consideration of the payment to Mr. Tassinari of 2,500,000 restricted shares of our common stock.  This consulting agreement was subject to the execution of the foregoing agreement to exchange shares of common stock.

On July 7, 2010 we entered into a consulting agreement with Gregory Ruff wherein we engaged Mr. Ruff to assist us with our business activities in consideration of the payment to Mr. Ruff of 2,500,000 restricted shares of our common stock.  The foregoing shares of common stock have not been issued as of the date of this report.  This consulting agreement was subject to the execution of the foregoing agreement to exchange shares of common stock.

On July 28, 2010, we entered into an agreement with Entertainment Arts Research, Inc., a Nevada corporation, (“EARI”) wherein we agreed to purchase 1,680,000 restricted shares of EARI’s common stock in exchange for 7,000,000 restricted common shares plus 2,000,000 preferred, convertible and restricted shares.    Pursuant to our agreement, we were required to file a Form S-1 registration statement registering the 7,000,000 shares of common stock and 2,000,000 shares of preferred stock for resale to the public.  As of the date hereof, we have not prepared or filed such registration statement.

 On December 7, 2010, we entered into an agreement with Entertainment Arts Research, Inc., a Nevada corporation, (“EARI”) wherein we agreed to acquire all of the issued and outstanding shares of common stock of Explain My Surgery, Inc., a Nevada corporation (“EMSI”) from EARI in consideration of issuing 23,401,600 restricted shares of our common stock to EARI.

On December 31, 2010, we entered into an agreement with Entertainment Arts Research, Inc., a Nevada corporation, (“EARI”) wherein EARI agreed that:

1.         EARI will not sell any of the 7,000,000 share of common stock and 2,000,000 shares of preferred stock it owns for a period of four years from December 31, 2010 unless we grant permission to EARI to do so.

2.         At the conclusion of the foregoing period EARI may sell its shares of common stock and preferred stock, provided such the sales comply with applicable state and federal laws.

3.         The foregoing only applies to the shares of common and preferred stock referred to above, and shall not apply to any shares of our common stock acquired by EARI in the after-market.

Changes in Accounting Policies

We did not change our accounting policies during 2010 or 2009.

Off-Balance Sheet Arrangements

During the year ended December 31, 2010, we did not have any off-balance sheet arrangements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO THE FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	F-2

Consolidated Statements of Expenses for the years ended December 31, 2010, December 31, 2009 and for the period from inception (July 19, 2007) through December 31, 2010	F-3

Consolidated Statement of changes in Stockholders’ Equity (Deficit) from inception (July 19, 2007) through December 31, 2010	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and for the period from inception (July 19, 2007) through December 31, 2010	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Virtual Medical International, Inc.
(a development stage company)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Virtual Medical International, Inc. (a development stage company) (the “Company”), as of December 31, 2010 and 2009 and the related consolidated statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the period from July 19, 2007 (Inception) through December 31, 2010. These consolidated financial statements are the responsibility of Virtual Medical’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtual Medical International, Inc. as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended and for the period from July 19, 2007 (Inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Virtual Medical International, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Virtual Medical International, Inc. has suffered a loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
April 15, 2011

VIRTUAL MEDICAL INTERNATIONAL, INC.
Formerly QE Brushes, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$100	$48,253
Total Current Assets	100	48,253
Other Assets
Investment in securities available for sale, (net of market
adjustment of $4,620,000)	1,176,000	-

Total Other Assets	1,176,000	-
Total Assets	$1,176,100	$48,253

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$21,661	$142
Note payable - related party	19,567	-
Total Current Liabilities	41,228	142

Stockholders' Equity (Deficit)
Preferred stock, $.00001 par, 50,000,000 shares
authorized, 44,479,500 shares issued and outstanding	445	-
Common stock, $.00001 par, 250,000,000 shares authorized
25,367,541 and 6,695,000 shares issued and outstanding,
respectively	254	6,696
Additional paid-in capital	83,291,570	128,761
Accumulated other comprehensive (loss)	(4,620,000)	-
Deficit accumulated during the development stage	(77,537,397)	(87,346)

Total Stockholders’ Equity (Deficit)	1,134,872	48,111

Total Liabilities and Stockholders' Equity (Deficit)	$1,176,100	$48,253

VIRTUAL MEDICAL INTERNATIONAL, INC.
Formerly QE Brushes, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

			From Inception
			(July 19, 2007)
	Twelve Months Ended		Through
	December 31,		December 31,
	2010	2009	2010
OPERATING EXPENSES:
Legal fees	$42,742	$1,675	$76,856
Accounting fees	21,254	15,333	45,376
Office expense	2,035	1,865	6,108
License and fees	4,468	990	5,908
Consulting	42,259,049	-	42,259,049
Travel	2,315	-	2,315
Product development costs	1,675	17,595	25,271
Loss on disposal of inventory	14,114	-	14,114
Total operating expenses	42,347,652	37,458	42,434,997

OPERATING LOSS	(42,347,652)	(37,458)	(42,434,997)

IMPAIRMENT ON LONG LIVED ASSET	(35,102,400)	-	(35,102,400)

NET LOSS BEFORE OTHER
COMPREHENSIVE LOSS	(77,450,052)	(37,458)	(77,537,397)

OTHER COMPREHENSIVE LOSS
Unrealized loss in investments
available for sale	(4,620,000)	-	(4,620,000)
Total comprehensive loss	(4,620,000)	-	(4,620,000)

NET LOSS	$(82,070,052)	$(37,458)	$(82,157,397)

Weighted average number of shares	14,453,953	6,695,000
Weighted average number of shares, diluted	23,840,032	-
Basic net loss per share	$(5.68)	$(0.01)
Basic and diluted net loss per share	$(3.44)	$(0.01)

VIRTUAL MEDICAL INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

						Deficit	Other
						Accumulated	Comprehen-
					Additional	During the	sive
	Preferred Stock		Common Stock		Paid-In	Development	Income
	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	Total
BALANCE, July 19, 2007
(Date of inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock for :
Cash at $.001			3,775,000	3,775	-	-	-	3,775
Services at $.001			225,000	225	-	-	-	225

Issuance of common stock for :
Cash at $.0189			2,120,000	2,120	37,880	-	-	40,000
Services at $.001			130,000	130	2,327	-	-	2,457

Net loss			-	-	-	(33,479)		(33,479)

BALANCE, December 31, 2007	-	-	6,250,000	6,250	40,207	(33,479)	-	12,978

Issuance of common stock for :
Cash at $.10			445,000	446	88,554	-	-	89,000

Net loss	-	-	-	-	-	(16,409)		(16,409)

BALANCE, December 31, 2008	-	-	6,695,000	6,696	128,761	(49,888)	-	85,569

Net loss	-	-	-	-	-	(37,458)		(37,458)

BALANCE, December 31, 2009	-	-	6,695,000	6,696	128,761	(87,347)	-	48,111

Issuance of common stock for :
Services at $.02	-	-	75,000	75	1,425	-	-	1,500
Services at $.40	-		5,000,000	50	1,999,950	-	-	2,000,000

Issuance of preferred stock for :
Services at $1.50	26,837,941	268	-	-	40,256,644	-	-	40,256,912

Acquisition of subsidiary at $1.50	15,641,559	157	7,760,041	78	35,102,165	-	-	35,102,400

Asset purchase agreement at $.64	2,000,000	20	7,000,000	70	5,795,910	-	-	5,796,000

Forward stock dividend	-	-	4,445,000	4,450	(4,450)	-	-	-
Reversal of forward stock split	-	-	(3,357,500)	(3,363)	3,363	-	-	-
Reversal of forward stock split	-	-	(2,250,000)	(2,250)	2,250	-	-	-

Revised par value on common								-
'$.00001	-	-	-	(5,552)	5,552	-	-	-

Mark to market adjustment
Available for sale securities	-	-	-	-	-	-	(4,620,000)	(4,620,000)

Net loss	-	-	-	-	-	(77,450,052)	-	(77,450,052)
BALANCE, December 31, 2010	44,479,500	$445	25,367,541	$254	$83,291,570	$(77,537,397)	$(4,620,000)	$1,134,872

VIRTUAL MEDICAL INTERNATIONAL, INC.
Formerly QE Brushes, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			(July 19, 2007)
	Twelve Months Ended		Through
	December 31,		December 31,
	2010	2009	2010
Cash Flows From Operating Activities
Net Loss	$(77,450,052)	$(37,458)	$(77,537,397)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	42,258,412	-	42,261,094
Impairment of long lived asset	35,102,400	-	35,102,400
Changes in assets and liabilities:
Prepaid expenses	-	(368)	142
Accounts payable	9,876	-	9,875
Total Cash Used For Operating Activities	(67,720)	(37,826)	(152,242)

Cash Flows From Financing Activities
Sale of common stock to founder	-	-	3,775
Notes payable - related party	19,567	-	19,567
Proceeds from sale of common stock	-	-	129,000
Total Cash Provided by Financing Activities	19,567	-	152,342

Net Increase (Decrease) in Cash	(48,153)	(37,826)	100

Cash at Beginning of Period	48,253	86,079	-

Cash at End of Period	$100	$48,253	$100

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$31
Income taxes paid	$-	$-	$-

Non-Cash Financing and Investing Activities:
Asset purchase agreement	$5,796,000	$-	$5,3796,031
Mark to market	4,620,000	-	4,620,000
Acquisition of subsidiary	35,102,165	-	35,102,165

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Virtual Medical International, Inc. (formerly QE Brushes, Inc.) (“VMI”) was incorporated on July 19, 2007, in the State of Nevada. QE Brushes is a Development Stage Company as defined by Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises.  VMI is currently seeking funding in order to begin operations to design, patent, outsource manufacturing and market a unique dog and cat tooth brush.

The accompanying audited financial statements of Virtual Medical International, Inc.., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Virtual Medical’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

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

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments – Virtual Medical International, Inc.’s financial instruments will consist mainly of cash and cash equivalents, accrued expenses and notes payable.  The carrying amounts of the Company’s cash and cash equivalents, accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments.

Accounting Pronouncements – Virtual Medical International, Inc. does not believe the adoption of recently issued accounting pronouncements will have an impact on The Company’s financial position, results of operations, or cash flows.

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

NOTE 2. – DESCRIPTION OF BUSINESS

Virtual Medical International, Inc., formerly known as QE Brushes, Inc. (the predecessor name of the corporation) was incorporated in Nevada on July 19, 2007, for the purpose of developing, manufacturing and selling toothbrushes designed specifically for dogs and cats. Subsequently, the board of directors and shareholders decided to change the business direction and the name of the company. On August 26, 2010, the name was officially changed to Virtual Medical International, Inc.

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

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

This decrease in risk will result in a decrease in the overall cost to malpractice liability insurance companies, which represent our primary compensation targets. The company also plans to create virtual waiting rooms where patients will be able to see physicians online twenty four hours a day.

NOTE 3. – GOING CONCERN

The company has incurred net losses from the date of inception (July 19, 2007) through December 31, 2010, and has not generated any revenue. Currently the company has minimal cash and will have to raise additional capital through the sale of equity securities.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if VMI is unable to continue as a going concern.

NOTE 4. – STOCKHOLDERS’ EQUITY

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

On September 30, 2010, the Company issued 7,000,000 common shares and 2,000,000 shares of voting preferred, convertible (on a one to one basis), and restricted stock in exchange for 1,680,000 common shares of Entertainment Arts Research, Inc.(“EAR”), a Nevada corporation that trades on the over-the counter pink sheet market. This transaction was valued at $5,796,000 which was the fair value of the EAR shares received in the transaction.

On July 7, 2010, management approved the issuance of 5,000,000 common shares valued at $.40 per share to two individuals for consulting services.

On October, 2010, the Company issued 7,760,041 shares of common stock and 15,641,559 shares of voting preferred stock to Entertainment Arts Research, Inc. for 23,401,600 shares of common stock of Explain My Surgery, Inc. The transaction was recorded at a value of $35,102,400, which was at $1.50 per share.

The Company also issued 26,837,941 shares of preferred stock for consulting services at a value of $1.50 per share.

VIRTUAL MEDICAL INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

The accumulated other comprehensive loss account was charged $4,620,000 for the decrease in value of the investment in securities available for sale (1,680,000 shares of common stock of Entertainment Arts Research, Inc.).

NOTE 5. – SUBSIDIARY CORPORATION

On June 7, 2010, The Company filed articles of incorporation in Nevada in order to form a new corporation named Sotoo, Inc. Sotoo, Inc. is wholly-owned and has not conducted any business.

NOTE 6. – RELATED PARTY

The current CEO of VMI, Frank D’ Ambrosio owns a corporation (Explain My Surgery, Inc.) which has advanced WMI $19,567 through December 31, 2010. This amount bears no interest, is unsecured and due on demand. There was not a cash advance to VMI, rather Explain My Surgery, Inc. paid various invoices on behalf of VMI.

NOTE 7. – INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2010, VMI has cumulative net operating losses of $ 191,710, which begin to expire in 2028.

Significant components of VMI’s deferred income tax assets at December 31, 2010 and 2009 are as follows:

	Years Ended
	12/31/10	12/31/09
Deferred income tax asset	$66,160	30,571
Valuation allowance	(66,160)	(30,571)
Net deferred tax asset	$-0-	$-0-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2010, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

-   The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-   The Company does not have a comprehensive and formalized accounting and procedures manual.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2010, the Company’s internal control over financial reporting were ineffective because the:

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Marc Salls	55	President and Director
Francis G. D’Ambrosio	52	CEO and Director
Michael J. Davis	44	Secretary, Treasurer and Director
David Hostelley	71	CFO

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.  We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors and they are expected to hold their offices/positions until the next annual meeting of our stockholders.

Marc Salls

Since July 8, 2010, Marc Salls has been our president and a member of the board of directors.  Mr. Salls has been a licensed insurance salesman since 1981. He holds licenses in Nevada, California, Utah and Arizona. He has had Agency Appointments with Aspen Insurance, V W Allabashi/ Wealth Services and Salls Church Insurance. His professional designations include Life Underwriting Training Council fellowship and Certified Insurance Service Representative.

Francis G. D’Ambrosio, M.D.

Since July 8, 2010, Francis G. D’Ambrosio, MD, has been our CEO and a director.  Dr. D’Ambrosio is an Orthopedic Surgeon who specializes in Spinal Surgery, licensed to practice medicine in the State of California. Dr. D’Ambrosio graduated from Haverford College, Haverford, PA in 1981 with a degree in Classics. He graduated from Albany Medical College in 1986 and then completed a year of surgical internship at New York University-Belleview Medical Center in New York, NY and one year of surgical residency at Kings County-Downstate Medical Center in Brooklyn, N.Y. From 1988-1992, Dr. D’Ambrosio completed his Orthopedic Surgical Residency at the Kingsbrook Jewish/Beth Israel Combined Program in New York. Dr. D’Ambrosio completed his postgraduate training at Rancho Los Amigos Medical Center in Downey, CA from 1992-1993. He is widely published in the medical field and helped create Explain My Surgery and Explain My Chiropractic Care in 2006. He became CEO and Chairman of the Board of Directors of Virtual Medical International, Inc. in 2010.

Michael Davis

Since July 8, 2010, Michael Davis has been our secretary, treasurer, and a director.  Mr. Davis is the President and CEO of Axis Spine, Inc., and Precision Biologics, Inc. Mr. Davis has been in the surgical implantation business for 15 years and has many significant hospital connections to Virtual Medical International, Inc. as our Secretary and Treasurer.

David F. Hostelley, Ph.D.

Since July 8, 2010, David F. Hostelley, Ph.D., has been our chief financial officer and principal accounting officer.  From April 2005 until December 2008, Mr. Hostelley was President of MSC Solutions, a family owned consulting company located in Strongsville, Ohio, and provided consulting services and outsourced CFO services for acquisitions. During his time there he performed all analytical services pertaining to acquisition candidates for eXegenics, Inc. (EXEG.OB). He also served as the financial advisor to DSI Direct Sales, Inc. (DSDI.PK), a printing and media company, and established a financial restructuring of the company. From December 2008 until January 2011 he served as CFO and board member of Entertainment Arts Research, Inc. He became the CFO of Virtual Medical International, Inc. in July 2010.

None of the companies referred to above are parents, subsidiary corporations or other affiliates of Virtual Medical International, Inc.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Salls and Davis and Drs. D’Ambrosio and Hostelley have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or
	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or
ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

We have no independent directors.

Family Relationships

There are no family relationships between any of the officers, directors, or consultants.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors will devote time to projects that do not involve us.  There are no conflicts of interest with Lim Clarke & Co.  Further, we do not have any contractual relationships with Lim Clarke & Co., or any of its affiliates.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee

We have a separately-designated audit committee of the board which is comprised of all of our directors.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 to our Form 10-K for the period ended December 31, 2009.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our Form 10-K for the period ended December 31, 2009.

Disclosure Committee

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committed charter is filed as Exhibit 99.1 to our Form 10-K for the period ended December 31, 2009.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2010 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal	Number of	Transactions Not	Known Failures to File
position	Late Reports	Timely Reported	a Required Form
Marc Salls, President and	1	July 8, 2010	Form 3
Director

Francis D’Ambrosio, CEO and	1	July 8, 2010	Form 3
Director

Michael Davis, Secretary and	1	July 8, 2010	Form 3
Director

Robert Tassinari, Shareholder	1	July 8, 2010	Form 3

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2010 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Salls	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Francis G.	2010	0	0	0	0	0	0	0	0
D’Ambrosio	2009	0	0	0	0	0	0	0	0
CEO	2008	0	0	0	0	0	0	0	0

Michael J.	2010	0	0	0	0	0	0	0	0
Davis	2009	0	0	0	0	0	0	0	0
Secretary/Treasurer	2008	0	0	0	0	0	0	0	0

David Hostelley	2010	0	0	0	0	0	0	0	0
CFO	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Gregory Ruff	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
(Resigned)	2008	0	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception to our year end on December 31, 2010.  Since that time, we have not paid any compensation to any director.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Marc Salls	0	0	0	0	0	0	0
Francis G. D’Ambrosio	0	0	0	0	0	0	0
Michael J. Davis	0	0	0	0	0	0	0
Gregory Ruff (Resig.)	0	0	0	0	0	0	0
Craig Littler (Resig.)	0	0	0	0	0	0	0
Paul Charbonneau (Resig.)	0	0	0	0	0	0	0
Murray Sternfeld (Resig.)	0	0	0	0	0	0	0
James Adams (Resigned)	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our officers, directors, both individually and as a group, and the beneficial owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of	Number of	Percentage of
Beneficial Owner	Common Shares	Ownership	Preferred Shares	Ownership
Marc Salls	0	0%	10,135,500	22.8%

Francis G. D’Ambrosio	0	0%	19,135,500	43.0%

Michael J. Davis	495,000	2.1%	1,000,000	2.2%

David Hostelley			100,000	0.2%

All officers and directors as a group (4 individuals)	495,000	2.1%	30,371,000	68.2%

Entertainment Arts Research, Inc.	7,000,000	27.6%	2,000,000	4.5%

Robert Tassinari	4,500,000	17.7%	0	0%

Greg Ruff	4,500,000	17.7%	0	0%

KR Investments			7,500,000	16.7%

Messrs. Salls and Davis and Drs. D’Ambrosio and Hostelley are our only promoters.

Future sales by existing stockholders

Currently, Rule 144 of the Securities Act of 1933, as amended, (the “Act”) is unavailable for the resale of our shares of common stock because we are categorized as a “shell company” as that term is defined in Reg. 405 of the Act.  A “shell company” is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.  One year from the date that we file a Form 8-K and complete Item 5.06 therein establishing that we are no longer a shell company, Rule 144 will then be available for the resale of our restricted securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We issued 4,000,000 shares of common stock on July 19, 2007 to Mr. Gregory Ruff, our officer and director, for $4,000 in proceeds and for services.   Mr. Ruff invested $3,775 in cash and provided corporate organization services valued at $225 to our company. We thereafter issued , on September 26, 2007, 530,000  shares to each of Mr. Paul D. Charbonneau, Craig Littler, Murray Sternfeld, and James Adams, all members of our board of directors, for total proceeds of approximately $40,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

In 2008, we obtained an exclusive 3 year license from our officer and director, Mr. Gregory Ruff, to market pet toothbrushes.  Under the terms of that agreement, Mr. Ruff agreed to continue developing the pet toothbrushes and undergo the process of obtaining a US patent. In exchange, we agreed to pay all expenses associated with the patent application, and all costs associated with the development, manufacturing and marketing of the toothbrushes.  In December 2010 we changed our business focus from manufacturing pet toothbrushes to our current business.

We used space in Mr. Ruffs home for our operations until July 2010.

We use space at the home of our CEO, Frank D’Ambrosio for our operations.

We issued 10,135,500 shares of preferred stock to our president and director, Marc Salls; 19,135,500 shares of preferred stock to our CEO and a director, Frank D’Ambrosio; 495,000 shares of common stock and 1,000,000 shares of preferred stock to our secretary, Michael Davis; and, 100,000 shares of preferred stock to our CFO, David Hostelley.

On July 7, 2010 we entered into a consulting agreement with Robert Tassinari wherein we engaged Mr. Tassinari to assist us with our business activities in consideration of the payment to Mr. Tassinari of 2,500,000 restricted shares of our common stock.  This consulting agreement was subject to the execution of the foregoing agreement to exchange shares of common stock.

On July 7, 2010 we entered into a consulting agreement with Gregory Ruff wherein we engaged Mr. Ruff to assist us with our business activities in consideration of the payment to Mr. Ruff of 2,500,000 restricted shares of our common stock.  The foregoing shares of common stock have not been issued as of the date of this report.  This consulting agreement was subject to the execution of the foregoing agreement to exchange shares of common stock.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

2010	$11,409	MaloneBailey, LLP
2009	$11,500	MaloneBailey, LLP

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3-16-09	3.1

3.2	Bylaws.	S-1	3-16-09	3.2

4.1	Specimen Stock Certificate.	S-1	3-16-09	4.1

10.1	Consulting Agreement – Greg Ruff	8-K	9-16-10	10.1

10.2	Consulting Agreement – Robert Tassinari	8-K	9-16-10	10.2

10.3	Agreement with Entertainment Arts Research	8-K	9-16-10	10.1

10.4	Agreement with Entertainment Arts Research	8-K	12-10-10	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4-12-10	99.1

99.2	Disclosure Committee Charter.	10-K	4-12-10	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2011.

VIRTUAL MEDICAL INTERNATIONAL, INC.
(the “Registrant”)

BY:	FRANCIS D’AMBROSIO
Francis D’Ambrosio
Principal Executive Officer

BY:	DAVID HOSTELLEY
David Hostelley
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MARC SAlLS	President and Director	April 15, 2011
Marc Salls

FRANCIS G. D’AMBROSIO	Chief Executive Officer and Director	April 15, 2011
Francis G. D’Ambrosio

MICHAEL DAVIS	Secretary – Treasurer and Director	April 15, 2011
Michael Davis

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3-16-09	3.1

3.2	Bylaws.	S-1	3-16-09	3.2

4.1	Specimen Stock Certificate.	S-1	3-16-09	4.1

10.1	Consulting Agreement – Greg Ruff	8-K	9-16-10	10.1

10.2	Consulting Agreement – Robert Tassinari	8-K	9-16-10	10.2

10.3	Agreement with Entertainment Arts Research	8-K	9-16-10	10.1

10.4	Agreement with Entertainment Arts Research	8-K	12-10-10	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4-12-10	99.1

99.2	Disclosure Committee Charter.	10-K	4-12-10	99.2