Form 10-Q
period 2011-03-31
VIRTUAL MEDICAL INTERNATIONAL, INC.
filed 2011-05-13
CIK 1438650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 25,367,541 as of May 13, 2011.

PART I. – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

VIRTUAL MEDICAL INTERNATIONAL, INC.
Formerly QE Brushes, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$100	$100
Total Current Assets	100	100
Other Assets
Investment in securities available for sale, (net of market
adjustment of $5,292,000)	504,000	1,176,000
Total Other Assets	504,000	1,176,000
Total Assets	$504,100	$1,176,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$6,860	$21,661
Note payable - related parties	54,553	19,567
Total Current Liabilities	61,413	41,228

Stockholders' Deficit
Preferred stock, $.00001 par, 50,000,000 shares
authorized, 44,479,500 shares issued and outstanding	445	445
Common stock, $.00001 par, 250,000,000 shares authorized
25,367,541 and 11,140,000 shares issued and outstanding,
respectively	254	254
Additional paid-in capital	83,291,570	83,291,570
Accumulated other comprehensive (loss)	(5,292,000)	(4,620,000)
Deficit accumulated during the development stage	(77,557,582)	(77,537,397)

Total Stockholders’ Deficit	442,687	1,134,872

Total Liabilities and Stockholders' Deficit	$504,100	$1,176,100

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL INTERNATIONAL, INC.
Formerly QE Brushes, Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

			From Inception
			(July 19, 2007)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
OPERATING EXPENSES:
Legal fees	$4,614	$1,110	$81,470
Accounting fees	8,555	3,500	53,931
Office expense		666	6,108
License and fees	7,016	2,003	12,924
Consulting		-	42,259,049
Travel		-	2,315
Product development costs		175	25,271
Loss on disposal of inventory		-	14,114
Total operating expenses	20,185	7,454	42,455,182

OPERATING LOSS	(20,185)	(7,454)	(42,455,182)

IMPAIRMENT ON LONG LIVED ASSET		-	(35,102,400)

NET LOSS BEFORE OTHER
COMPREHENSIVE LOSS	(20,185)	(7,454)	(77,557,582)

OTHER COMPREHENSIVE LOSS
Unrealized loss in investments
available for sale	(672,000)	-	(5,292,000)
Total comprehensive loss	(672,000)	-	(5,292,000)

NET COMPREHENSIVE LOSS	$(692,185)	$(7,454)	$(82,849,582)

Weighted average number of shares	25,367,541	11,140,000

Basic net loss per share	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL INTERNATIONAL, INC.
Formerly QE Brushes, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(July 19, 2007)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net Loss	$(20,185)	$(7,454)	$(77,557,582)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	42,261,094
Impairment of long lived asset	-	-	35,102,400
Changes in assets and liabilities:
Prepaid expenses	-		142
Accounts payable	(14,802)	938	6,718
Total Cash Used in Operating Activities	(34,986)	(6,516)	(187,228)

Cash Flows From Financing Activities
Sale of common stock to founder	-	-	3,775
Notes payable - related parties	34,986	-	54,553
Proceeds from sale of common stock	-	-	129,000
Total Cash Provided by Financing Activities	34,986	-	187,328

Net Increase (Decrease) in Cash	-	(6,516)	100

Cash at Beginning of Period	100	48,253	-

Cash at End of Period	$100	$41,737	$100

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$31
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Asset purchase agreement	$-	$-	$5,796,000
Mark to market AFSS	$-	$-	$5,292,000
Acquisition of subsidiary	$-	$-	$35,102,165

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited financial statements of Virtual Medical International, Inc. (hereafter referred to as “VMI” or the“Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2010.

Summary of Significant Accounting Policies:

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

Reclassifications
Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2011.

NOTE 2 — DESCRIPTION OF BUSINESS

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
(Unaudited)

This decrease in risk will result in a decrease in the overall cost to malpractice liability insurance companies, which represent our primary compensation targets. The company also plans to create virtual waiting rooms where patients will be able to see physicians online twenty four hours a day.

NOTE 3 — GOING CONCERN

The company has incurred net losses from the date of inception (July 19, 2007) through March 31, 2011, and has not generated any revenue. Currently the company has minimal cash and will have to raise additional capital through the sale of equity securities.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if VMI is unable to continue as a going concern.

NOTE 4 — STOCKHOLDERS’ EQUITY

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

On October 19, 2010, the Company also issued 26,837,941 shares of preferred stock for consulting services at a value of $1.50 per share.

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The accumulated other comprehensive loss account was charged $672,000 for the decrease in value of the investment in securities available for sale (1,680,000 shares of common stock of Entertainment Arts Research, Inc.).

NOTE 5 — RELATED PARTY

The current CEO of VMI, Frank D’ Ambrosio owns a corporation (Explain My Surgery, Inc.) which has advanced VMI $19,567 through March 31, 2011. This amount bears no interest, is unsecured and due on demand. There was not a cash advance to VMI, rather Explain My Surgery, Inc. paid various invoices on behalf of VMI.

As of March 31, 2010, VMI borrowed $34,986 from two shareholders of the Company; Michael Stein advanced $4,000 and Nicholas D’Ambrosio advanced $30,986. These advances are unsecured, due on demand, and at 2% interest.

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

Results of Operations

During the three months ended March 31,2011, the company had no revenues and incurred operating expenses of $20,185, which were primarily legal, accounting and license fees. During the comparable three month period ended March 31, 2010, the Company also had no revenues and incurred operating expenses of $7,454, which primarily consisted of legal, accounting and license fees.

For the period ending March 31, 2011, the Company experienced an unrealized loss in investments available for sale in the amount of $672,000 as a result of a decline in the market value of the investment.  There were no unrealized losses from investments for the period ending March 31, 2010.

Prior to December 2010, we were engaged in the business of manufacturing and selling toothbrushes specifically for use by pet owners to clean canine and feline mouths.  We never generated any revenues from the sale of toothbrushes.

Financial Condition

Cash remained unchanged from December 31, 2010 to March 31, 2011 and has a balance of $100.  Current operating expenses are paid through borrowings from a related party. Accounts payable decreased from $21,661 as of December 31, 2010 to $6,860 as of March 31, 2011. In order to pay current operating expenses, the Company borrowed $34,986 from a related party; shareholders of the Company. The Company also owns 1,680,000 shares of common stock of Entertainment Arts, Inc., which trades on the over-the-counter pink sheets. The market price of the stock was $.30 per share on March 31, 2011, which resulted in a market value of $504,000. The common stock of Entertainment Arts, Inc. is thinly traded and Virtual medical does not intend to sell this stock in the short-term.

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

Capital Resources

The Company owns no property or assets other than 1,680,000 restricted shares of common stock with a current market price of $504,000

Contractual Obligations

Payments due by periods

Obligations	Total	Less than	1-3 Years	3-5 Years	More than
		1 year			5 years

Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital (Finance) Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-	-0-

Changes in Accounting Policies

We did not change our accounting policies during 2011 or 2010.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/16/09	4.1

10.1	Consulting Agreement – Greg Ruff	8-K	9/16/10	10.1

10.2	Consulting Agreement – Robert Tassinari	8-K	9/16/10	10.2

10.3	Agreement with Entertainment Arts Research	8-K	9/16/10	10.1

10.4	Agreement with Entertainment Arts Research	8-K	12/10/10	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/12/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/12/10	99.2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2011.

VIRTUAL MEDICAL INTERNATIONAL, INC.
(Formerly, QE Brushes, Inc.)
(the “Registrant”)

BY:	FRANCIS D’AMBROSIO
Francis D’Ambrosio
Principal Executive Officer

BY:	DAVID HOSTELLEY
David Hostelley
Principal Financial Officer

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/16/09	4.1

10.1	Consulting Agreement – Greg Ruff	8-K	9/16/10	10.1

10.2	Consulting Agreement – Robert Tassinari	8-K	9/16/10	10.2

10.3	Agreement with Entertainment Arts Research	8-K	9/16/10	10.1

10.4	Agreement with Entertainment Arts Research	8-K	12/10/10	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/12/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/12/10	99.2