Form 10-Q/A
period 2011-06-30
VIRTUAL MEDICAL INTERNATIONAL, INC.
filed 2011-09-22
CIK 1438650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 25,367,541 as of August 22, 2011

PART I. – FINANCIAL INFORMATION

VIRTUAL MEDICAL INTERNATIONAL, INC.
(Formerly QE Brushes, Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$361	$100
Total Current Assets	361	100
Other Assets

Investment in securities available for sale, (net of market adjustment of $5,544,000 and 4,620,000 respectively)	252,000	1,176,000
Total Other Assets	252,000	1,176,000
Total Assets	$252,361	$1,176,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,363	$21,661
Note payable - related party	54,553	19,567
Total Current Liabilities	99,916	41,228

Stockholders’ Equity
Preferred stock, $.00001 par, 50,000,000 shares authorized, 44,479,500 shares issued and outstanding	445	445
Common stock, $.00001 par, 250,000,000 shares authorized 25,367,541 shares issued and outstanding, respectively	254	254
Additional paid-in capital	83,291,570	83,291,570
Accumulated other comprehensive (loss)	(5,544,000)	(4,620,000)
Deficit accumulated during the development stage	(77,595,824)	(77,537,397)

Total Stockholders’ Equity	152,445	1,134,872

Total Liabilities and Stockholders’ Equity	$252,361	$1,176,100

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL INTERNATIONAL, INC.
(Formerly QE Brushes, Inc.)
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					From Inception
					(July 19, 2007)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
INCOME:	260	-	260	-	260

OPERATING EXPENSES:
Legal fees	$8,380	$11,788	$12,994	$12,898	$89,850
Accounting fees	12,210	8,589	20,765	12,089	66,141
Office expense	131	280	131	946	6,239
Interest expense	123	-	123	-	123
License and fees	44	1,579	7,060	2,581	12,968
Consulting	15,325	1,790	15,325	2,965	42,274,374
Travel	-	1,605	-	1,606	2,315
Product development costs	-	-	-	-	25,271
Website	2,289	-	2,289	-	2,289
Loss on disposal of inventory	-	-	-	-	14,114
Total operating expenses	38,502	25,631	58,687	33,085	42,493,684

OPERATING LOSS	(38,242)	(25,631)	(58,427)	(33,085)	(42,493,424)

IMPAIRMENT ON LONG LIVED ASSET	-	-	-	-	(35,102,400)

NET LOSS BEFORE OTHER COMPREHENSIVE LOSS	(38,242)	(25,631)	(58,427)	(33,085)	(77,595,824)

OTHER COMPREHENSIVE LOSS
Unrealized loss in investments available for sale	(252,000)	-	(924,000)	-	(5,544,000)
Total comprehensive loss	(252,000)	-	(924,000)	-	(5,544,000)

NET LOSS	$(290,242)	$(25,631)	$(982,427)	$(33,085)	$(83,139,824)

Weighted average number of shares	14,453,953	7,832,363	14,453,953	7,347,624

Basic net loss per share	$(0.02)	$(0.00)	$(0.07)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL INTERNATIONAL, INC.
(Formerly QE Brushes, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(July 19, 2007)
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011
Cash Flows From Operating Activities
Net Loss	$(58,427)	$(33,085)	$(77,595,824)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	1,500	42,261,094
Impairment of long lived asset	-	-	35,102,400
Changes in assets and liabilities:
Prepaid expenses	-	(14,114)	142
Accounts payable	23,702	2,172	45,221
Total cash used in operating activities	(34,725)	(43,527)	(186,967)

Cash Flows From Financing Activities
Sale of common stock to founder	-	-	3,775
Notes payable - related party	34,986	-	54,553
Proceeds from sale of common stock	-	-	129,000
Total cash provided by financing activities	34,986	-	187,328

Net Increase (Decrease) in Cash	261	(43,527)	361

Cash at Beginning of Period	100	48,253	-

Cash at End of Period	$361	$4,726	$361

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$31
Income taxes paid	$-	$-	$-
Non- Cash transactions from investing and financing activities
Asset purchase agreement	$-	$-	$5,796,000
Mark to market AFSS	$924,000	$-	$5,292,000
Acquisition of subsidiary	$-	$-	$35,102,165

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited financial statements of Virtual Medical International, Inc. (hereafter referred to as “VMI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2011.

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

NOTE 3. – GOING CONCERN

The company has incurred net losses from the date of inception (July 19, 2007) through June 30, 2011, and has generated minimal revenue. Currently the company has minimal cash and will have to raise additional capital through the sale of equity securities.

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if VMI is unable to continue as a going concern.

NOTE 4. – STOCKHOLDERS’ EQUITY

The accumulated other comprehensive loss account was charged $5,544,000 for the decrease in value of the investment in securities available for sale (1,680,000 shares of common stock of Entertainment Arts Research, Inc.).

NOTE 5. – RELATED PARTY

The current CEO of VMI, Frank D’ Ambrosio has advanced WMI $19,567 through June 30, 2011. This amount bears no interest, is unsecured and due on demand. There was not a cash advance to VMI, rather Frank D’ Ambrosio caused various invoices to be paid on behalf of VMI.

During the first quarter ended March 31, 2011, VMI borrowed $34,986 from two shareholders of the company; Marc Stein advanced $4,000 and Nicholas D’Ambrosio advanced $30,986. These advances are unsecured, due on demand, and bear 2% interest.

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

We are a start-up corporation and have not yet generated or realized any revenues from our business operations. Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2010. The Company has now begun to generate limited revenue.

Results of Operations

During the six months ended June 30, 2011, we had revenues of $260 and incurred operating expenses of $58,427, which were primarily legal, accounting and consulting fees. During the comparable three month period ended June 30, 2010, the Company had no revenues and incurred operating expenses of $33,085, which primarily consisted of legal, accounting and license fees.

For the period ending June 30, 2011, the Company experienced an unrealized loss in investments available for sale in the amount of $924,000 as a result of a decline in the market value of the investment.  There were no unrealized losses from investments for the period ending June 30, 2010.

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

Financial Condition

Cash remained virtually unchanged from December 31, 2010 to June 30, 2011, increasing from $100 to $361.  Current operating expenses are paid through borrowings from a related party. Accounts payable increased from $21,661 as of December 31, 2010 to $45,363 as of June 30, 2011. In order to pay current operating expenses, the Company borrowed $34,986 from friends of the Company’s president.   The Company also owns 1,680,000 shares of common stock of Entertainment Arts, Inc., which trades on the over-the-counter pink sheets. The market price of the stock was $.15 per share on June 30, 2011, which resulted in a market value of $252,000.  The price dropped by almost 50% from the previous quarter. The common stock of Entertainment Arts, Inc. is thinly traded and Virtual medical does not intend to sell this stock in the short-term.

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

Capital Resources

The Company owns no property or assets other than 1,680,000 restricted shares of common stock with a current market price of $0.15 per shares or approximately $252,000.

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

During the six months ended June 30, 2011, we did not have any off-balance sheet arrangements.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 5.          OTHER INFORMATION.

On July 8, 2011, David Hostelley resigned as our principal financial officer, principal accounting officer, treasurer and was replaced in these positions by Frank d’Ambrosio, our current president, principal executive officer and director.  This matter was supposed to be reported on Form 8-K on or before July 14, 2011, but was not.

ITEM 6.          EXHIBITS.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of August, 2011.

VIRTUAL MEDICAL INTERNATIONAL, INC.
(the “Registrant”)

BY:	FRANCIS D’AMBROSIO
Francis D’Ambrosio
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

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