Form 10-Q
period 2011-09-30
VIRTUAL MEDICAL INTERNATIONAL, INC.
filed 2011-12-05
CIK 1438650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53941

VIRTUAL MEDICAL INTERNATIONAL, INC.
(Formerly, QE Brushes, Inc.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

851 Devon Ave
Los Angeles, California   90024
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 25,367,541 as of December 2, 2011.

PART I. – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

VIRTUAL MEDICAL INTERNATIONAL, INC.
Formerly QE Brushes, Inc.
Balance Sheets
Unaudited

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$680	$100
Accounts receivable (net)	111,224	-
Total Current Assets	111,904	100

Other Assets
Investment in securities available for sale, (net of market adjustment of $5,695,200)	100,800	1,176,000
Total Other Assets	100,800	1,176,000
Total Assets	$212,704	$1,176,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$39,175	$21,661
Consulting payable	3,466	-
Note payable	7,837	-
Note payable - related party	50,554	19,567
Total Current Liabilities	101,032	41,228

Stockholders' equity
Preferred stock, $.00001 par, 50,000,000 shares authorized, 44,479,500 shares issued and outstanding	445	445
Common stock, $.00001 par, 250,000,000 shares authorized 25,367,541 shares issued and outstanding, respectively	254	254
Additional paid-in capital	83,291,570	83,291,570
Accumulated other comprehensive loss	(5,695,200)	(4,620,000)
Deficit accumulated during the development stage	(77,485,397)	(77,537,397)

Total Stockholders’ Equity	111,672	1,134,872

Total Liabilities and Stockholders' Equity	$212,704	$1,176,100

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL INTERNATIONAL, INC.
Formerly QE Brushes, Inc.
Statements of Income and Expenses
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Consulting	$124,235	$-	$124,235	$-
Billing	27,015	-	27,275	-
Total revenue	151,250	-	151,510	-

OPERATING EXPENSES:
Legal fees	9,682	13,588	22,676	26,484
Accounting fees	3,830	3,830	24,595	15,919
Office expense	3,670	1,019	3,802	1,965
License and fees	825	-	7,885	2,581
Consulting and outside services	21,991	2,002,734	37,316	2,005,700
Meals and entertainment	241	-	241	-
Travel	218	708	218	2,315
Website	149	-	2,438	-
Loss on disposal of inventory	-	14,114	-	14,114
Total operating expenses	40,606	2,035,993	99,171	2,069,078

OPERATING INCOME (LOSS)	110,644	(2,035,993)	52,339	(2,069,078)

OTHER EXPENSES:
Interest expense	(216)	-	(339)	-
Total other expenses	(216)	-	(339)	-

NET INCOME (LOSS) BEFORE OTHER COMPREHENSIVE LOSS	110,428	(2,035,993)	52,000	(2,069,078)

OTHER COMPREHENSIVE LOSS

Unrealized loss in investments available for sale	(151,200)	(2,940,000)	(1,075,200)	(2,940,000)
Total comprehensive loss	(151,200)	(2,940,000)	(1,075,200)	(2,940,000)

COMPREHENSIVE INCOME (LOSS)	$(40,772)	$(4,975,993)	$(1,023,200)	$(5,009,078)

Weighted average number of shares	25,367,541	10,189,565	25,367,541	9,101,868
Weighted average number of shares, diluted	69,847,041	10,189,565	69,847,041	9,101,868
Basic net income (loss) per share	$0.00	$(0.20)	$0.00	$(0.23)
Basic and diluted net income (loss) per share	$0.00	$(0.20)	$0.00	$(0.23)

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL INTERNATIONAL, INC.
Formerly QE Brushes, Inc.
Statements of Cash Flows
Unaudited

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows From Operating Activities
Net Income (loss)	$52,000	$(2,069,079)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Common stock issued for services	-	2,001,500

Changes in assets and liabilities:
Accounts receivable	(111,224)	-
Accounts payable and accrued expenses	17,514	-
Consulting payable	3,466	(142)

Total Cash Used For Operating Activities	(38,244)	(67,721)

Cash Flows From Financing Activities

Notes payable	7,837	-
Notes payable - related party	30,987	19,468

Total Cash Provided by Financing Activities	38,824	19,468

Net Increase (Decrease) in Cash	580	(48,253)

Cash at Beginning of Period	100	48,253

Cash at End of Period	$680	$-

Supplemental Disclosure of Cash Flow Information
Interest paid	$216	$31
Income taxes paid	$-	$-

Non-Cash transactions from investing and financing activities
Asset purchase agreement	$-	$5,796,000
Mark to market AFSS	$1,075,200	$2,940,000

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Virtual Medical International, Inc., formerly known as QE Brushes, Inc. (the predecessor name of the corporation) was incorporated in the state of Nevada on July 19, 2007, for the purpose of developing, manufacturing and selling toothbrushes designed specifically for dogs and cats. Subsequently, the board of directors and shareholders decided to change the business direction and the name of the company. On August 26, 2010, the name was officially changed to Virtual Medical International, Inc.

The is in the business of medical education through the internet, and will seek to develop and or acquire websites that are designed to convey to patients the risks and benefits of medical treatments in an easy to understand, yet comprehensive fashion. By using these services, patients will be able to make more informed decisions regarding their care and treatment thereby decreasing risk of a misinformed malpractice suit against a physician or a hospital.

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

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates used herein include those relating to management’s estimate of market value of accounts receivable, investments and contracts.  It is reasonably possible that actual results could differ from those and other estimates used in preparing these financial statements and such differences could be material.

Accounts Receivable and Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The company earns consulting fees by providing medical education through the internet which explains to patients the risks and benefits of medical treatments. The Company also earns revenues from billing and collecting fees from the insurance companies for services provided by Doctor’s for doctor reports and use of in office web-based consulting.

For the consulting fees VMI performs 100% of the services; thus, is entitled to 100% of revenue earned.  The recognition occurs when the company provides consultation to patients. The Company estimates that it will receive on average 30% of the total amount initially billed for the consulting to Patients.  Accordingly, the Company reports only the net expected collectible amount, both with respect to revenue and accounts receivable.   As the Company develops an experience rate as to the actual percentage of amounts billed that is collected the revenue recognition percentage will be adjusted accordingly.  Any change in revenue recognized as a result of changes in the accounts receivable collection rate will be recorded in the period of the adjustment.

In regards to billing revenue, the Company has multiple agreements with Doctors’ whereby VMI will bill insurance companies for Doctor Reports and usage of in house web based consulting. Based on arrangements, VMI is entitled to 50% of the billings collected from the insurance companies. The company recognizes revenue when VMI collects from the insurance companies.

Consulting and outside services expense and related consultants payable – In many cases the Company incurs a liability to the specific doctor for which the consulting services are rendered through.  The consultant is entitled to receive 50% of the net amount collected for the consulting services.

Development Stage – From the date of inception, July 19, 2007 through June 30, 2011 the Company was in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”.  As a result of contracts with Doctor’s to perform consulting services to patients VMI has begun to generate revenue from operations and has emerged from the development stage

VIRTUAL MEDICAL, INTERNATIONAL
(FORMERLY QE BRUSHES, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company has accumulated deficit as of September 30, 2011, and has generated minimal revenue. Currently the company has minimal cash and will have to raise additional capital through the sale of equity securities.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if VMI is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

The accumulated other comprehensive loss account was charged $5,695,200 for the decrease in value of the investment in securities available for sale (1,680,000 shares of common stock of Entertainment Arts Research, Inc.).

NOTE 5 – RELATED PARTY

The current CEO of VMI, Frank D’ Ambrosio advanced VMI $19,567 through September 30, 2011. This amount bears no interest, is unsecured and due on demand. There was not a cash advance to VMI, rather Frank D’ Ambrosio paid various invoices on behalf of VMI.

As of September 30, 2011, Marc Stein advanced $4,000 and Nicholas D’Ambrosio advanced $26,987. These advances are unsecured, due on demand, and bear 2% interest.

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

Results of Operations

During the nine months ended September 30, 2011, we had revenues of $151,510 and incurred operating expenses of $99,171, which were primarily legal, accounting and consulting fees. During the comparable nine month period ended September 30, 2010, the Company had no revenues and incurred operating expenses of $2,069,078, which primarily consisted of legal, accounting and license fees.

For the period ending September 30, 2011, the Company experienced an unrealized loss in investments available for sale in the amount of $1,075,200 as a result of a decline in the market value of the investment.  There was a unrealized losses from investments of $2,940,000 for the period ending September 30, 2010.

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

Financial Condition

Cash remained virtually unchanged from December 31, 2010 to September 30, 2011, increasing from $100 to $680.  Current operating expenses are paid through borrowings from a related party. Accounts payable increased from $21,661 as of December 31, 2010 to $39,175 as of September 30, 2011. In order to pay current operating expenses, the Company borrowed $50,554 from related parties of the Company.   The Company also owns 1,680,000 shares of common stock of Entertainment Arts, Inc., which trades on the over-the-counter pink sheets. The market price of the stock was $.06 per share on September 30, 2011, which resulted in a market value of $100,800.  The price dropped by almost 60% from the previous quarter. The common stock of Entertainment Arts, Inc. is thinly traded and Virtual medical does not intend to sell this stock in the short-term.

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

Capital Resources

The Company owns no property or assets other than 1,680,000 restricted shares of common stock with a current market price of $0.06 per shares or approximately $100,800.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2011, we did not have any off-balance sheet arrangements.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/16/09	4.1

10.1	Consulting Agreement – Greg Ruff.	8-K	9/16/10	10.1

10.2	Consulting Agreement – Robert Tassinari.	8-K	9/16/10	10.2

10.3	Agreement with Entertainment Arts Research.	8-K	9/16/10	10.1

10.4	Agreement with Entertainment Arts Research.	8-K	12/10/10	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/12/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/12/10	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of November, 2011.

VIRTUAL MEDICAL INTERNATIONAL, INC.
(the “Registrant”)

BY:	FRANCIS D’AMBROSIO
Francis D’Ambrosio
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/16/09	4.1

10.1	Consulting Agreement – Greg Ruff.	8-K	9/16/10	10.1

10.2	Consulting Agreement – Robert Tassinari.	8-K	9/16/10	10.2

10.3	Agreement with Entertainment Arts Research.	8-K	9/16/10	10.1

10.4	Agreement with Entertainment Arts Research.	8-K	12/10/10	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/12/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/12/10	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X