Form 10-K
period 2011-12-31
VIRTUAL MEDICAL INTERNATIONAL, INC.
filed 2012-04-23
CIK 1438650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number:   000-53941

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of  December 31, 2011: $8,872,541.

At April 18, 2012, 25,367,541 shares of the registrant’s common stock were outstanding.

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

Although we have achieved losses since inception and have been issued a going concern from our accountants and auditors, we are currently generating revenues.

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

We are constantly improving the appearance and functionality of the websites.  We intend to retain the services of a website developer to adapt and augment our portals to perceived needs.   We intend to create and maintain a website which will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash.  The foregoing will allow us to communicate with the patients on-line.

Data Base

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

Revenue Generation

Virtual Medical International Inc. (VMII) has realized revenues by billing the patient’s insurance company for their education. Beta testing has shown that, when properly coded, patient education is a payable event for the health care provider. VMII has billed and collected on behalf of their participating physicians during the testing phase and received significant revenues. Although we will continue to bill and collect for providers who request this service, our long-term goal is to instruct the provider to bill for the service and VMII will charge the provider $5 per education unit assigned.

We believe that the professional liability carriers will realize the risk reduction our portals provide financially over the next several years. Our goal is to generate additional revenues by contracting with these carriers to participate in these cost savings.

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

COPPA.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our general audience site,  Virtual Med Health , states that no one under the applicable age is entitled to use the site. In addition, we employ a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. We believe that we are in compliance with COPPA. In connection with our relationship with Sanford Health, the largest not-for-profit rural healthcare provider in the United States, we will be launching a Website in 2011 designed to empower children to make healthy lifestyle choices to improve their health. The site is being designed to comply with the provisions of COPPA.

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

Federal False Claims Act

The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “ qui tam ”) provisions of the Federal False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a  qui tam suit, the Federal government must determine whether it will intervene and control the case and, if it does not, the private individual may pursue the claim. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties. Federal False Claims Act cases have been brought against drug manufacturers, and resulted in significant monetary settlements and the imposition of federally-supervised corporate integrity agreements in circumstances that include allegations that company-sponsored CME was unlawful off-label promotion. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that Virtual Med provides. However, plaintiffs have in the past, and may in the future, seek to name us as defendants in these types of cases. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business.

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

The Company’s common stock commenced trading on the over-the-counter Bulletin Board on May 13, 2010. It currently trades under the symbol QEBR.  Following is a table of the high bid price and the low bid price for each quarter in 2011 and 2010.

2011	High Bid	Low Bid
First Quarter, Ending March 31	$5.65	$1.30
Second Quarter, Ending June 30	$2.00	$1.01
Third Quarter, Ending September 30	$1.20	$0.55
Fourth Quarter, Ending December 31	$0.26	$0.09

2010	High Bid	Low Bid
First Quarter, Ending March 31	$0.00	$0.00
Second Quarter, Ending June 30	$5.02	$0.04
Third Quarter, Ending September 30	$3.30	$0.40
Fourth Quarter, Ending December 31	$1.50	$1.10

Common Stock Holders

As of April 18, 2012, there were approximately 270 shareholders of record of our common stock.

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

Overview

In 2011, we had revenues of $69,595 and incurred an accumulated deficit of $82,598,030 through December 31, 2011.  We had cash in the amount of $2,123 on December 31, 2011.  We will need to raise additional capital in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operation For the Next Twelve Months

During 2012, we intend to continue to develop the business, increase sales and collections.  The company has limited capital resources and may have to rely upon the additional sale of equity securities in order to continue in business.  There is no assurance that financing, whether debt or equity, will be available to the Company at any particular time, or could be obtained on terms satisfactory to the Company.

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

Results of Operations

For the year ended December 31, 2011, the company incurred a comprehensive loss of $5,766,233, compared to a comprehensive loss of $82,070,052 for the year ended December 31, 2010. The primary reasons for the loss in 2011 were other than temporary impairment loss on available for sale securities of $4,956,000, legal and accounting fees of $79,497, and an unrealized loss in investments available for sale of $705,600.

Prior to December 2011, we were transitioning from being engaged in the business of manufacturing and selling toothbrushes specifically for use by pet owners to our current line of business.  We never generated any revenues from the sale of toothbrushes.

Financial Condition

The primary reason for the increase in cash from $100 for the year ended December 31, 2010 to $2,123 as of December 31, 2011 was borrowings from related parties and revenues over the amount of cash needed for basic operating expenses. Accounts payable increased from $21,661 as of December 31, 2010 to $70,756 as of December 31, 2011 and amounts due consulting physicians- consulting payable related party increased to $21,575. In order to pay current operating expenses, the Company borrowed an additional $39,986 from the Dr. Frank D’Ambrosio, related friends and family, and outside investor.  The Company also owns 1,680,000 shares of common stock of Entertainment Arts, Inc., which trades on the over-the-counter pink sheets. The market price of the stock was $.08 per share on December 31, 2011, which resulted in a market value of $134,400. The common stock of Entertainment Arts, Inc. is thinly traded and Virtual medical does not intend to sell this stock in the short-term.

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

Capital Resources

The Company owns no property or assets other than 1,680,000 restricted shares of common stock with a current market value of $134,400.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Virtual Medical International, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Virtual Medical International, Inc. and its subsidiaries (collectively, the “Company”), as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtual Medical International, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Virtual Medical International, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Virtual Medical International, Inc. has suffered a loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
April 23, 2012

VIRTUAL MEDICAL INTERNATIONAL, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$2,123	$100
Total Current Assets	2,123	100
Other Assets
Investment in securities available for sale, (net of market
adjustment of $705,600 and $4,620,000 respectively)	134,400	1,176,000

Total Assets	$136,523	$1,176,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$70,756	$21,661
Consulting payable – related party	21,575	-
Note payable	4,000	-
Note payable - related party	51,553	19,567
Total Current Liabilities	147,884	41,228

Stockholders' Equity (Deficit)
Preferred stock, $.00001 par, 50,000,000 shares
authorized, 44,479,500 shares issued and outstanding	445	445
Common stock, $.00001 par, 250,000,000 shares authorized
25,367,541 shares issued and outstanding as of
December 31, 2011 and 2010	254	254
Additional paid-in capital	83,291,570	83,291,570
Accumulated other comprehensive loss	(705,600)	(4,620,000)
Accumulated deficit	(82,598,030)	(77,537,397)

Total Stockholders’ Equity (Deficit)	(11,361)	1,134,872

Total Liabilities and Stockholders' Equity (Deficit)	$136,523	$1,176,100

The accompanying notes are an integral of these audited consolidated financial statements

VIRTUAL MEDICAL INTERNATIONAL, INC.
Consolidated Statements of Operations

	December 31,
	2011	2010

Total Revenue	$69,595	$-
OPERATING EXPENSES:
Legal fees	37,327	42,742
Accounting fees	42,170	21,254
Office expense	8,247	2,035
License and fees	7,885	4,468
Consulting and outside services	63,503	42,259,049
Travel	253	2,315
Product development costs	-	1,675
Website	13,872	-
Meals and entertainment	622	-
Loss on disposal of inventory	-	14,114
Total operating expenses	173,879	42,347,652

OPERATING LOSS	(104,284)	(42,347,652)

OTHER EXPENSES:
Interest expense	(349)	-
Other than temporary loss on investment	(4,956,000)	-
Impairment on long lived asset	-	(35,102,400)
Total other expenses	(4,956,349)	(35,102,400)

NET LOSS BEFORE OTHER
COMPREHENSIVE LOSS	(5,060,633)	(77,450,052)

OTHER COMPREHENSIVE LOSS
Unrealized loss in investments
available for sale	(705,600)	(4,620,000)
Total comprehensive loss	(705,600)	(4,620,000)

NET LOSS	$(5,766,233)	$(82,070,052)

Weighted average number of shares – basic and diluted	25,367,541	14,453,983
Basic and diluted net loss per share	$(0.20)	$(5.36)

The accompanying notes are an integral of these audited consolidated financial statements

VIRTUAL MEDICAL INTERNATIONAL, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

						Deficit
						Accumulated	Other
					Additional	During the	Comprehensive
	Preferred Stock		Common Stock		Paid-In	Development	Income
	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	Total
BALANCE, December 31, 2009	-	-	6,695,000	6,696	128,761	(87,345)	-	48,112

Issuance of common stock for :
Services at $.02	-	-	75,000	75	1,425	-	-	1,500
Services at $.40	-		5,000,000	50	1,999,950	-	-	2,000,000
Issuance of preferred stock for :
Services at $1.50	26,837,941	268	-	-	40,256,644	-	-	40,256,912
Acquisition of subsidiary at $1.50	15,641,559	157	7,760,041	78	35,102,165	-	-	35,102,400
Asset purchase agreement at $.64	2,000,000	20	7,000,000	70	5,795,910	-	-	5,796,000
Forward stock dividend	-	-	4,445,000	4,450	(4,450)	-	-	-
Reversal of forward stock split	-	-	(3,357,500)	(3,363)	3,363	-	-	-
Reversal of forward stock split	-	-	(2,250,000)	(2,250)	2,250	-	-	-
Revised par value on common $.00001	-	-	-	(5,552)	5,552	-	-	-
Mark to market adjustment
Available for sale securities	-	-	-	-	-	-	(4,620,000)	(4,620,000)
Net loss	-	-	-	-	-	(77,450,052)	-	(77,450,052)
BALANCE, December 31, 2010	44,479,500	$445	25,367,541	$254	$83,291,570	$(77,537,397)	$(4,620,000)	$1,134,872

Mark to market adjustment
Available for sale securities	-	-	-	-	-	-	(1,041,600)	(1,041,600)
Other than temporary impairment loss							4,956,000	4,956,000
Net loss	-	-	-	-	-	(5,060,633)	-	(5,060,633)
BALANCE, December 31, 2011	44,479,500	$445	25,367,541	$254	$83,291,570	$(82,598,030)	$(705,600)	$(11,361)

The accompanying notes are an integral of these audited consolidated financial statements

VIRTUAL MEDICAL INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	December 31,

	2011	2010
Cash Flows From Operating Activities
Net Loss	$(5,060,633)	$(77,450,052)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	42,258,412
Impairment of long lived asset	-	35,102,400
Other than temporary loss on investments	4,956,000	-
Changes in assets and liabilities:
Accounts payable	49,095	21,520
Accounts payable – related party	21,575	-
Total Cash Used in Operating Activities	(33,963)	(67,720)

Cash Flows From Financing Activities
Payments of note payable to related party	(4,000)	-
Notes payable borrowings	4,000	-
Notes payable - related party	35,986	19,567
Total Cash Provided by Financing Activities	35,986	19,567

Net Increase (Decrease) in Cash	2,023	(48,153)

Cash at Beginning of Period	100	48,253

Cash at End of Period	$2,123	$100

Supplemental Disclosure of Cash Flow Information
Interest paid	$349	$-
Income taxes paid	$-	$-

Non-Cash Financing and Investing Activities:
Asset purchase agreement	$-	$5,796,000
Unrealized loss on investment	$1,041,600	4,620,000
Acquisition of subsidiary with common shares	-	35,102,165

The accompanying notes are an integral of these audited consolidated financial statements

VIRTUAL MEDICAL, INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Virtual Medical International, Inc. (“we”, “our”, “VMI” or the “Company”) was incorporated in the state of Nevada on July 19, 2007.

The Company is in the business of medical education through the internet, and will seek to develop and or acquire websites that are designed to convey to patients the risks and benefits of medical treatments in an easy to understand, yet comprehensive fashion. By using these services, patients will be able to make more informed decisions regarding their care and treatment thereby decreasing risk of a misinformed malpractice suit against a physician or a hospital.

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

Principles of consolidation – The consolidated financial statements include the accounts of VMI and its controlled subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

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

VIRTUAL MEDICAL, INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the consulting fees VMI performs 100% of the services; thus, is entitled to 100% of revenue earned.  The recognition occurs when the company provides consultation to patients and the insurance company accepts and approves payment. The amount cannot be fixed or determinable until the insurance company accepts and approves payment.  Accordingly, the Company reports only the income it actually receives.  As the Company develops an experience rate as to the actual percentage of amounts billed that is collected and/or agreement with the insurance companies as to the amount approved for each consultation is obtained the revenue recognition may be adjusted accordingly.  Any change in revenue recognized as a result of changes in the accounts receivable collection rate will be recorded in the period of the adjustment.

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

Development Stage – From the date of inception, July 19, 2007 through June 30, 2011 the Company was in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”.  As a result of contracts with Doctor’s to perform consulting services to patients VMI has begun to generate revenue from operations and has emerged from the development stage.

Earnings per share – Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Fair Value of Financial Instruments – Virtual Medical International, Inc.’s financial instruments will consist mainly of cash and cash equivalents, accrued expenses and notes payable.  The carrying amounts of the Company’s cash and cash equivalents, accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments.

Stock Based Compensation Policy - On July 19, 2007, we adopted ASC 718, “Share-Based Payment”.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

VIRTUAL MEDICAL, INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow

NOTE 2. – GOING CONCERN

The Company has accumulated deficit as of December 31, 2011, and has only recently started to generate revenue. Current revenues are not sufficient to sustain current operations.  Currently the Company has minimal cash and will have to raise additional capital through the sale of equity securities.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if VMI is unable to continue as a going concern.

NOTE 3. – STOCKHOLDERS’ EQUITY

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

VIRTUAL MEDICAL, INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accumulated other comprehensive loss account was charged $1,041,600 and $4,620,000 for the years ended December 31, 2011 and 2010, respectively, for the decrease in value of the investment in securities available for sale (1,680,000 shares of common stock of Entertainment Arts Research, Inc.).

At December 31, 2011, the Company evaluated the investment for other than temporary impairment and concluded that due to a significant decline in value that in management’s estimate is not recoverable, an other than temporary impairment loss should be recognized for $4,956,000.

NOTE 4. – RELATED PARTY

The current CEO of VMI, Frank D’ Ambrosio advanced VMI $19,567 during 2010 by paying invoices on behalf of VMI. This amount bears no interest, is unsecured and due on demand.

VMI borrowed $30,986 from Nicholas D’Ambrosio, shareholder of the Company. These advances are unsecured, due on demand, and bear 2% interest. During fiscal year 2011, the Company repaid $4,000 to Nicholas D’Ambrosio, leaving a balance of $26,986 due as of December 31, 2011.

VMI also borrowed funds from directors of the company for the total proceeds of $5,000. The advances are unsecured, and due on demand.

NOTE 5. – NOTE PAYABLE

VMI borrowed $4,000 from an unrelated party; this advance is unsecured, due on demand, and bears 2% annual interest.

NOTE 6. – INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2011, VMI has cumulative net operating losses of $ 293,660, which begin to expire in 2028.

VIRTUAL MEDICAL, INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of VMI’s deferred income tax assets at December 31, 2011 and 2010 are as follows:

	Years Ended
	12/31/11	12/31/10
Deferred income tax asset	$102,781	66,160
Valuation allowance	(102,781)	(66,160)
Net deferred tax asset	$-0-	$-0-

NOTE 7. – SUBSEQUENT EVENTS

The Company evaluated events through the date of this report and determined there were none requiring disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the years ended December 31, 2011 and 2010, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-	Lack of a formal review process that includes multiple levels of review, resulting in adjustments related to accounts payable and investments.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework . Based on our assessment, as of December 31, 2011, the Company’s internal control over financial reporting were ineffective because the:

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-	Lack of a formal review process that includes multiple levels of review, resulting in adjustments related to accounts payable and investments
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period ended December 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION.

In July 2011, we failed to report on Form 8-K the appointment of Rahil Khan M.D. to our board of directors and his appointment as secretary and treasurer.  At the same time, we failed to report the resignation of Michael J. Davis as director, secretary and treasurer.

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

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Marc Salls	55	President and Director
Francis G. d’Ambrosio	52	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
Rahil Khan	44	Secretary, Treasurer and Director

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

Francis G. d’Ambrosio, M.D.

Since July 8, 2010, Francis G. d’Ambrosio, MD, has been our principal executive officer, principal financial officer, principal accounting officer and a director.  Dr. d’Ambrosio is an Orthopedic Surgeon who specializes in Spinal Surgery, licensed to practice medicine in the State of California. Dr. d’Ambrosio graduated from Haverford College, Haverford, PA in 1981 with a degree in Classics. He graduated from Albany Medical College in 1986 and then completed a year of surgical internship at New York University-Belleview Medical Center in New York, NY and one year of surgical residency at Kings County-Downstate Medical Center in Brooklyn, N.Y. From 1988-1992, Dr. d’Ambrosio completed his Orthopedic Surgical Residency at the Kingsbrook Jewish/Beth Israel Combined Program in New York. Dr. d’Ambrosio completed his postgraduate training at Rancho Los Amigos Medical Center in Downey, CA from 1992-1993. He is widely published in the medical field and helped create Explain My Surgery and Explain My Chiropractic Care in 2006. He became CEO and Chairman of the Board of Directors of Virtual Medical International, Inc. in 2010.

Rahil Khan, MD.

Rahil Khan M.D. joined our board of directors of Virtual Medical International, Inc. in July 2011 and was appointed secretary and treasurer on the same date. A graduate of Yale University with a Bachelor’s degree in Molecular Biophysics and Biochemistry, Dr. Khan completed medical school at Georgetown University in Washington, D.C. He completed his internship and residency in Physical Medicine at the University of California, Irvine. Dr. Khan was the CEO of Health.net from 1998 to 2001 in New York prior to entering private practice.

None of the companies referred to above are parents, subsidiary corporations or other affiliates of Virtual Medical International, Inc.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Salls and Drs. d’Ambrosio and Khan have not been the subject of the following events:

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

Audit Committee

We have a separately-designated audit committee of the board which is comprised of all of our directors.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 to our Form 10-K for the period ended December 31, 2010.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our Form 10-K for the period ended December 31, 2010.

Disclosure Committee

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committed charter is filed as Exhibit 99.1 to our Form 10-K for the period ended December 31, 2010.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2011 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal	Number of	Transactions Not	Known Failures to File
Position	Late Reports	Timely Reported	a Required Form
Marc Salls	1	July 8, 2010	Forms 3 and 5
President and Director

Francis d’Ambrosio	1	July 8, 2010	Forms 3 and 5
CEO, CFO and Director

Rahil Khan	1	July 15, 2011	Forms 3 and 5
Director

Robert Tassinari	1	July 8, 2010	Forms 3 and 5
Shareholder

ITEM 11.               EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2011 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Salls	2011	0	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0	0

Francis G. d’Ambrosio	2011	0	0	0	0	0	0	0	0
CEO	2010	0	0	0	0	0	0	0	0

Rahil Khan	2011	0	0	0	0	0	0	0	0
Secretary/Treasurer	2010	0	0	0	0	0	0	0	0

Michael J. Davis	2011	0	0	0	0	0	0	0	0
Secretary/Treasurer	2010	0	0	0	0	0	0	0	0
(Resigned)

David Hostelley	2011	0	0	0	0	0	0	0	0
CFO (Resigned)	2010	0	0	0	0	0	0	0	0

Gregory Ruff	2011	0	0	0	0	0	0	0	0
President (Resigned)	2010	0	0	0	0	0	0	0	0

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception to our year end on December 31, 2011.  Since that time, we have not paid any compensation to any director.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Marc Salls	0	0	0	0	0	0	0
Francis G. d’Ambrosio	0	0	0	0	0	0	0
Rahil Khan	0	0	0	0	0	0	0
Michael J. Davis (Resigned)	0	0	0	0	0	0	0

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

We issued 4,000,000 shares of common stock on July 19, 2007 to Mr. Gregory Ruff, our officer and director, for $4,000 in proceeds and for services.   Mr. Ruff invested $3,775 in cash and provided corporate organization services valued at $225 to our company. We thereafter issued, on September 26, 2007, 530,000  shares to each of Mr. Paul D. Charbonneau, Craig Littler, Murray Sternfeld, and James Adams, all members of our board of directors, for total proceeds of approximately $40,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

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

2011	$15,960	MaloneBailey, LLP
2010	$11,409	MaloneBailey, LLP

(2)         Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(3)         Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(4)         All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

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

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/16/09	4.1

10.1	Consulting Agreement – Greg Ruff	8-K	9/16/10	10.1

10.2	Consulting Agreement – Robert Tassinari	8-K	9/16/10	10.2

10.3	Agreement with Entertainment Arts Research	8-K	9/16/10	10.1

10.4	Agreement with Entertainment Arts Research	8-K	12/10/10	10.1

23.1	Consent of MaloneBailey, LLP.				X

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/12/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/12/10	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of April, 2012.

VIRTUAL MEDICAL INTERNATIONAL, INC.
(the “Registrant”)

BY:	FRANCIS D’AMBROSIO
Francis d’Ambrosio
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MARC SALLS	President and a member of the Board of	April 20, 2012
Marc Salls	Directors

FRANCIS D’AMBROSIO	Principal Executive Officer, Principal	April 20, 2012
Francis G. d’Ambrosio	Financial Officer, Principal Accounting Officer and a member of the Board of Directors

RAHIL KHAN	Secretary, Treasurer and a member of the	April 20, 2012
Rahil Khan	Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/16/09	4.1

10.1	Consulting Agreement – Greg Ruff	8-K	9/16/10	10.1

10.2	Consulting Agreement – Robert Tassinari	8-K	9/16/10	10.2

10.3	Agreement with Entertainment Arts Research	8-K	9/16/10	10.1

10.4	Agreement with Entertainment Arts Research	8-K	12/10/10	10.1

23.1	Consent of MaloneBailey, LLP.				X

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/12/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/12/10	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X