Form 10-Q
period 2012-03-31
VIRTUAL MEDICAL INTERNATIONAL, INC.
filed 2012-05-15
CIK 1438650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
25,367,541 as of March 31, 2012.

PART I. – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

VIRTUAL MEDICAL INTERNATIONAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$811	$2,123

Total Current Assets	811	2,123

FIXED ASSETS
Equipment, net of accumulated depreciation of $30	1,067	-

OTHER ASSETS
Investment in securities available for sale, (net of market adjustment of $537,600 and $705,600, respectively)	672,000	134,400

Total Assets	$673,878	$136,523

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$49,812	$70,756
Consulting payable – related party	23,886	21,575
Note payable	54,000	4,000
Note payable - related party	51,553	51,553
Total Current Liabilities	179,251	147,884

Stockholders’ equity (deficit)
Preferred stock, $.00001 par, 50,000,000 shares authorized, 44,479,500 shares issued and outstanding	445	445
Common stock, $.00001 par, 250,000,000 shares authorized 25,367,541 shares issued and outstanding, respectively	254	254
Additional paid-in capital	83,291,570	83,291,570
Accumulated other comprehensive loss	(168,000)	(705,600)
Accumulated deficit	(82,629,642)	(82,598,030)

Total Stockholders’ Equity (Deficit)	494,627	(11,361)

Total Liabilities and Stockholders’ Equity (Deficit)	$673,878	$136,523

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Total Revenues	$36,516	-

OPERATING EXPENSES:
Legal fees	13,230	4,614
Accounting fees	4,740	8,555
Office expense	3119	-
License and fees	938	7,016
Consulting and outside services	35,539	-
Meals and entertainment	2,668	-
Travel and automobile	1,498	-
Website	5,485	-
Depreciation	30	-
Total operating expenses	67,247	20,185

OPERATING LOSS	(30,731)	(20,185)

OTHER EXPENSES:
Interest expense	(881)	-
Total other expenses	(881)	-

NET LOSS BEFORE OTHER COMPREHENSIVE LOSS	(31,612)	(20,185)

OTHER COMPREHENSIVE GAIN (LOSS)

Unrealized gain (loss) in investments available for sale	537,600	(672,000)
Total comprehensive income (loss)	537,600	(672,000)

COMPREHENSIVE INCOME (LOSS)	$505,988	$(692,185)

Weighted average number of shares - basic and diluted	25,367,541	25,367,541
Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(31,612)	$(20,185)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	30	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	(20,945)	(14,801)
Consulting payable – related party	2,312	-

Total Cash Used in Operating Activities	(50,215)	(34,986)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,097)	-

Total Cash Used in Investing Activities	(1,097)	-

Cash Flows From Financing Activities
Notes payable	50,000	-
Notes payable - related party	-	34,986

Total Cash Provided by Financing Activities	50,000	34,986

Net Increase (Decrease) in Cash	(1,312)	-

Cash at Beginning of Period	2,123	100

Cash at End of Period	$811	$100

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash transactions from investing and financing activities

Mark to market valuation on investment	$537,600	$(672,000)

The accompanying notes are an integral part of these unaudited financial statements.

VIRTUAL MEDICAL INTERNATIONAL. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Virtual Medical International, Inc., (“we”, “our”, “VMI” or the “Company”) was incorporated in the state of Nevada on July 19, 2007.

The Company is in the business of medical education through the internet.  Several web based programs serve to convey to patients the risks and benefits of medical treatments in an easy to understand, yet comprehensible fashion.  By using these services, patients will be able to make more informed decisions regarding their care and treatment thereby decreasing risk of a misinformed malpractice suit against a physician, hospital or other medical provider.

This decrease in risk will result in a decrease in the overall cost to malpractice liability insurance companies, which represent our primary compensation targets. The company also plans to create virtual waiting rooms where patients will be able to see physicians online twenty four hours a day.

Basis of Presentation

The unaudited financial statements of Virtual Medical International, Inc. (hereafter referred to as “VMI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2012.

Reclassifications

Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2012.

NOTE 2 – GOING CONCERN

The Company has an accumulated deficit as of March 31, 2012, and has only recently started to generate revenue. Current revenues are not sufficient to sustain current operations.  Currently the Company has minimal cash and will have to raise additional capital through the sale of equity securities.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if VMI is unable to continue as a going concern.

VIRTUAL MEDICAL INTERNATIONAL. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – INVESTEMENT IN SECURITIES AVAILABLE FOR SALE

The Company held 1,680,000 shares of common stock of Entertainment Arts Research, Inc. as of December 31, 2011 and March 31, 2012. The securities had a fair value of $672,000 and $134,400 as of March 31, 2012 and December 31, 2011, respectively resulting in an unrealized gain of $537,600.  The securities are classified and measured for fair value as a Level 1 item under ASC 820.

NOTE 4 – RELATED PARTY TRANSACTIONS

The current CEO of VMI, Frank D’ Ambrosio advanced VMI $19,567 through March 31, 2012. This amount bears no interest, is unsecured and due on demand.

 As of March 31, 2012, the Company owes Nicholas D’Ambrosio $26,986, shareholder of the Company. These advances are unsecured, due on demand, and bear 2% interest.

As of March 31, 2012, the Company owes director and shareholder $5,000 for advances made in 2011. The advance is unsecured, due on demand, and bears no interest.

As of March 31, 2011, the Company owes Dr. Kahn, director of the Company $23,886 for services provided to the Companies worker compensation patients.

NOTE 5 – NOTE PAYABLE

During the quarter ended March 31, 2012, the Company borrowed from an unrelated party $50,000. This advance is unsecured, due on demand and bears no interest.

As of March 31, 2012, VMI owes Marc Stein, an unrelated party $4,000. This advance is unsecured, due on demand, and bears interest at 2% annually.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated events through the date of this filing and determined there were none requiring disclosure.

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

We are a start-up corporation and have generated or realized limited revenues from our business operations. Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2011. The Company has now begun to generate limited revenue.

Results of Operations

During the three months ended March 31, 2012, we had revenues of $36,516 and incurred operating expenses of $67,247, which were primarily legal, accounting and consulting fees. During the comparable three month period ended March 31, 2011, the Company had no revenues and incurred operating expenses of $20,185, which primarily consisted of legal, accounting and license fees.

For the period ending March 31, 2012, the Company experienced an unrealized gain in investments available for sale in the amount of $537,600 as a result of an increase in the market value of the investment.  There was an unrealized losses from investments of $672,000 for the period ending March 31, 2011.

We own and operate two public portal websites: Explain My Surgery.com and Explain My Chiropractic Care.com. The purpose of each site is to provide patients with an easy to understand, interactive information system that educates patients, allows them to understand the risks, benefits and alternatives to surgical or chiropractic intervention.

Financial Condition

Cash remained virtually unchanged from December 31, 2011 to March 31, 2012, decreasing from $2,123 to $811.  Most current operating expenses were paid through the normal course of business, however several were paid through borrowings from a third party. Accounts payable and accrued liabilities decreased from $70,756 as of December 31, 2011 to $49,811 as of March 31, 2012. Consulting payable decreased from $21,575 as of December 31, 2011 to $23,886 as of March 31, 2012.  In order to pay current operating expenses, on March 1, 2012 the Company borrowed $50,000 from a third party of the Company.   The Company also owns 1,680,000 shares of common stock of Entertainment Arts, Inc., which trades on the over-the-counter pink sheets. The market price of the stock was $.40 per share on March 31, 2012, which resulted in a market value of $672,000.  The price increased by 500% from the previous quarter. The common stock of Entertainment Arts, Inc. is thinly traded and Virtual medical does not intend to sell this stock in the short-term.

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

Preferred Stock

We currently have 44,479,500 shares of preferred stock outstanding.

Capital Resources

The Company owns no property or assets other than 1,680,000 restricted shares of common stock with a market price as of March 31, 2012 of $0.40 per share or approximately $672,000.

Contractual Obligations

Payments due by periods
Obligations	Total	Less than	1-3 Years	3-5 Years	More than
		1 year			5 years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital (Finance) Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-	-0-

Changes in Accounting Policies

We did not change our accounting policies during 2012 or 2011.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2012, we did not have any off-balance sheet arrangements.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.        RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.           EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/16/09	4.1

10.1	Consulting Agreement – Greg Ruff.	8-K	9/16/10	10.1

10.2	Consulting Agreement – Robert Tassinari.	8-K	9/16/10	10.2

10.3	Agreement with Entertainment Arts Research.	8-K	9/16/10	10.1

10.4	Agreement with Entertainment Arts Research.	8-K	12/10/10	10.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/12/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/12/10	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2012.

VIRTUAL MEDICAL INTERNATIONAL, INC.
(the “Registrant”)

BY:	FRANCIS d’AMBROSIO
Francis d’Ambrosio
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	3/16/09	3.1

3.2	Bylaws.	S-1	3/16/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/16/09	4.1

10.1	Consulting Agreement – Greg Ruff.	8-K	9/16/10	10.1

10.2	Consulting Agreement – Robert Tassinari.	8-K	9/16/10	10.2

10.3	Agreement with Entertainment Arts Research.	8-K	9/16/10	10.1

10.4	Agreement with Entertainment Arts Research.	8-K	12/10/10	10.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/12/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/12/10	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X